Form 10-Q
period 1996-03-31
KELLEY OIL & GAS CORP
filed 1996-05-15
CIK 930529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED MARCH 31, 1996 COMMISSION FILE NO. 0-25214


                          KELLEY OIL & GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                     76-0082502
            (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


                   601 JEFFERSON ST.
                      SUITE 1100
                    HOUSTON, TEXAS                     77002
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)


       Registrant's telephone number, including area code: (713) 652-5200


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    TITLE OF CLASS        OUTSTANDING AT APRIL  30, 1996

                     Common Stock                   96,396,219

                          KELLEY OIL & GAS CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                     Page
                                                                                                                   ----
Consolidated Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . . . . . . .  2

Consolidated Historical and Pro Forma Statements of Loss for the three months ended
 March 31, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)  . . . . . . .  4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . .  6


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                          PART I. FINANCIAL INFORMATION

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ($ IN THOUSANDS)

                                                                                      MARCH 31,   DECEMBER 31,
                                                                                        1996         1995
                                                                                      ---------   -----------
                                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  18,120       6,352
  Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,022      13,753
  Accounts receivable - drilling programs  . . . . . . . . . . . . . . . . . . . .       1,911       2,035
  Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . .       1,982         557
                                                                                     ---------    --------
    Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,035      22,697
                                                                                     ---------    --------
  Oil and gas properties, successful efforts method:
    Unproved properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . .      13,369      13,050
    Properties subject to amortization   . . . . . . . . . . . . . . . . . . . . .     294,798     287,970
  Pipelines and other transportation assets, at cost   . . . . . . . . . . . . . .       4,723       4,723
  Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . . . .       1,286       1,233
                                                                                      --------    --------
                                                                                       314,176     306,976
  Less:  Accumulated depreciation, depletion and amortization  . . . . . . . . . .    (184,288)   (178,334)
                                                                                      --------    --------
    Total property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .     129,888     128,642
                                                                                      --------    --------
  Other non-current assets (net of accumulated amortization) . . . . . . . . . . .       1,077           3
                                                                                      --------    --------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 170,000     151,342
                                                                                      --------    --------
                                                                                      --------    --------
LIABILITIES:
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . .   $  19,921      19,500
  Accounts payable - drilling programs . . . . . . . . . . . . . . . . . . . . . .      13,031      12,430
                                                                                      --------    --------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      32,952      31,930
  Long term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ---      22,000
  Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      96,214      95,926
  Convertible subordinated debentures  . . . . . . . . . . . . . . . . . . . . . .      21,998      21,694
  Convertible subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . .      25,885      25,360
                                                                                      --------    --------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     177,049     196,910
                                                                                      --------    --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value--20,000 shares authorized at March 31,
    1996 and 1995; 4,304 shares issued and outstanding at March 31, 1996
    and 1995 (liquidation value $61,058) . . . . . . . . . . . . . . . . . . . . .       6,456       6,456
  Common stock, $.01 par value, 200,000 and 100,000 shares authorized at March 31,1996 and December 31, 1995, respectively; 92,041 and 44,041 shares issued and outstanding at March 31, 1996 and
    December 31, 1995, respectively. . . . . . . . . . . . . . . . . . . . . . . .         920         440
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .     269,356     225,804
  Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (283,781)   (278,268)
                                                                                      --------    --------

      TOTAL STOCKHOLDERS' DEFICIT  . . . . . . . . . . . . . . . . . . . . . . . .      (7,049)    (45,568)
                                                                                      --------    --------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  . . . . . . . . . . . . . . . . . .   $ 170,000     151,342
                                                                                      --------    --------
                                                                                      --------    --------



See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED HISTORICAL AND PRO FORMA STATEMENTS OF LOSS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                              1996        1995       1995
                                                             ------      ------     ------
                                                                       PRO FORMA(1)

Oil and gas revenues . . . . . . . . . . . . . . . . . . . $ 12,704      11,425      8,917
Gas marketing revenues . . . . . . . . . . . . . . . . . .   12,625       5,095      6,936
Interest and other income. . . . . . . . . . . . . . . . .      314         294        289
                                                             ------      ------     ------
   Total revenues. . . . . . . . . . . . . . . . . . . . .   25,643      16,814     16,142
                                                             ------      ------     ------

Production expenses. . . . . . . . . . . . . . . . . . . .    2,572       2,680      2,054
Cost of gas sold . . . . . . . . . . . . . . . . . . . . .   12,231       4,864      6,707
Exploration and dry hole costs . . . . . . . . . . . . . .    1,640       2,389      2,049
General and administrative expenses, net . . . . . . . . .    2,633       1,770      1,402
Interest expense and other debt expenses . . . . . . . . .    6,398       4,187      3,380
Depreciation, depletion and amortization . . . . . . . . .    5,681       8,985      8,386
                                                             ------      ------     ------
   Total expenses. . . . . . . . . . . . . . . . . . . . .   31,155      24,875     23,978
                                                             ------      ------     ------

Net loss before income taxes . . . . . . . . . . . . . . .   (5,512)     (8,061)    (7,836)

Income taxes . . . . . . . . . . . . . . . . . . . . . . .      ---         ---        ---
                                                             ------      ------     ------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .   (5,512)     (8,061)    (7,836)
Less: Preferred stock dividends. . . . . . . . . . . . . .      ---      (1,764)    (1,338)
                                                             ------      ------     ------

NET LOSS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ (5,512)     (9,825)    (9,174)
                                                             ------      ------     ------
                                                             ------      ------     ------

Loss per share:
  Primary and assuming full dilution:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . $   (.08)       (.24)      (.28)
                                                             ------      ------     ------
                                                             ------      ------     ------
Average common and common equivalent shares outstanding:
  Primary and assuming full dilution . . . . . . . . . . .   68,305      41,449     32,970


- ------------------------
            (1)The pro forma information for the quarter ended March 31, 1995 gives effect to the February 7, 1995 consolidation of the equity interests of
Kelley Oil Corporation and Kelley Oil & Gas Partners, Ltd. into Kelley Oil &
Gas Corporation as of January 1, 1995 using the purchase method of accounting.



See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                                 1996        1995
                                                                                ------      ------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (5,512)     (7,836)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .     5,681       8,386
  Dry hole and impairment costs. . . . . . . . . . . . . . . . . . . . . . .       (40)        607
  Accretion of debt valuation discount . . . . . . . . . . . . . . . . . . .       509         339
  Amortization of debenture and note costs . . . . . . . . . . . . . . . . .       389          80
  Accretion of note discount . . . . . . . . . . . . . . . . . . . . . . . .       219         119
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable . . . . . . . . . . . . . . . .    (3,145)      9,996
  Decrease (increase) in prepaid expenses and other current assets . . . . .    (1,425)        110
  Decrease (increase) in other non-current assets. . . . . . . . . . . . . .    (1,074)      1,141
  Increase (decrease) in accounts payable and accrued expenses . . . . . . .     1,022     (20,140)
                                                                                ------      ------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . .    (3,376)     (7,198)
                                                                                ------      ------

INVESTING ACTIVITIES:
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . .    (7,139)    (10,017)
Cash received in consolidation . . . . . . . . . . . . . . . . . . . . . . .       ---       1,596
Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . .       251         121
                                                                                ------      ------

Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .    (6,888)     (8,300)
                                                                                ------      ------

FINANCING ACTIVITIES:
Proceeds from long term borrowings . . . . . . . . . . . . . . . . . . . . .     8,000       8,100
Principal payments on long term borrowings . . . . . . . . . . . . . . . . .   (30,000)    (10,000)
Proceeds from sale of common stock . . . . . . . . . . . . . . . . . . . . .    48,000      16,319
Dividends paid on preferred stock. . . . . . . . . . . . . . . . . . . . . .       ---      (1,338)
Syndication costs charged to equity. . . . . . . . . . . . . . . . . . . . .    (3,968)        ---
                                                                                ------      ------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . .    22,032      13,081
                                                                                ------      ------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .    11,768      (2,417)

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .     6,352       9,268
                                                                                ------      ------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .  $ 18,120       6,851
                                                                                ------      ------
                                                                                ------      ------


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

          The accompanying consolidated financial statements of Kelley Oil & Gas Corporation (the "Company" or "KOGC") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1995.

          Certain financial statement items in the interim 1995 period have been reclassified to conform to the interim 1996 presentation.

NOTE 2 - PRO FORMA PRESENTATION

          The capital stock of the Company received by stockholders of Kelley Oil Corporation ("Kelley Oil") in the February 1995 consolidation of the equity interests in Kelley Oil and Kelley Oil & Gas Partners, Ltd. into the Company (the "Consolidation") represents a majority of the total voting power of the combined capital stock issued by KOGC in the Consolidation. Accordingly, the Consolidation was treated as a purchase by the Company of the 80.1% interest in Kelley Partners not already owned by Kelley Oil. As a result of the purchase accounting treatment of the Consolidation, the Company's consolidated financial statements through the date of the Consolidation reflect Kelley Oil's historical results alone, with results of combined operations recorded hereafter. Due to the lack of comparability between historical and combined results, the accompanying financial statements include pro forma information for the three months ended March 31, 1995, giving effect to the Consolidation as of January 1, 1995.

NOTE 3 - EQUITY INFUSION

          In February 1996, the Company issued 48 million shares of its Common Stock at $1.00 per share to Contour Production Company L.L.C. ("Contour") upon the closing of a Stock Purchase Agreement between KOGC and Contour (the "Contour Transaction"). The newly issued shares represented 49.8% of KOGC's voting power at the time of the Contour Transaction. In connection with the Contour Transaction, the Company granted Contour an option (the "Contour Option") to purchase up to 27 million shares (the "Maximum Option Number") of Common Stock at $1.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any KOGC debt repurchase or redemption obligations as a result of the purchase (a "Debt Event"). Contour is required to exercise the Contour Option for the Maximum Option Number within 30 days after it concludes in its sole discretion that a Debt Event would not occur as a result of the purchase.

          A Debt Event would occur upon (i) a "Change of Control" as defined in the indenture for the Company's 13 1/2% Senior Notes due 1999 (the "Senior Notes"), (ii) a "Change in Control" as defined in the indenture for the Company's 7 7/8% Convertible Subordinated Notes due 1999 (the "7 7/8% Notes") or
(iii) a "Redemption Event" as defined in the indenture for the Company's 8 1/2% Convertible Subordinated Debentures due 2000 (the "8 1/2% Debentures"). A Debt Event would entitle each holder of the affected securities to require the repurchase or redemption of the holder's securities. While the exercise of the Contour Option would not cause a Debt Event under the indenture for the 8 1/2% Debentures, it would require waivers or consents from the holders of a majority in aggregate principal amount of the Senior Notes and 7 7/8% Notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          INTRODUCTION. Kelley Oil & Gas Corporation (the "Company" or "KOGC") is engaged through its subsidiaries and subsidiary partnerships (collectively, the "Kelley Group") in the development of oil and natural gas properties located onshore primarily in Louisiana. The Company's strategy has historically been focused on development drilling and exploration activities in or near established production areas. The Company intends to continue its emphasis on development drilling and to augment this strategy with the acquisition of producing oil and gas reserves. KOGC also owns and operates natural gas gathering and transportation systems and markets natural gas. The Company's primary financial objective is capital appreciation through growth in production, reserves and cash flow.

          The Company was formed in 1994 to consolidate the equity ownership (the "Consolidation") of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") and Kelley Oil Corporation ("Kelley Oil"), the managing general partner of Kelley Partners and majority owned drilling programs formed to develop the properties of Kelley Partners ("DDPs"). The Consolidation was completed on February 7, 1995 upon approval by investors in Kelley Partners and Kelley Oil.
KOGC accounts for its interests in the DDPs using the proportionate consolidation method, combining its share of their assets, liabilities, income and expenses with those of its separate operations.

          STRATEGIC DEVELOPMENTS. At the time of the Consolidation, the Company's liquidity and capital resources were limited, and its ability to develop its properties was expected to be restricted in the absence of additional financing. In June 1995, KOGC issued $100 million of its 13 1/2% Senior Notes due 1999 (the "Senior Notes") and applied the net proceeds to repay all outstanding bank debt aggregating $90 million and to fund drilling activities. Although the Consolidation and subsequent Senior Note financing enabled KOGC to address its immediate liquidity needs, the terms of financing restricted future bank debt, limiting the Company's flexibility in financing its development activities. In November 1995, the Company reported that it expected to be substantially capital constrained by the middle of 1996 due to low levels of internally generated cash flow and borrowing restrictions. At that time, the Company implemented an immediate reduction in its drilling activities and aggressively pursued outside capital in the form of an equity placement, merger or potentially a sale of KOGC.

          In February 1996, following discussions with potential acquirors, the Company issued 48 million shares of its Common Stock at $1.00 per share to Contour Production Company L.L.C. ("Contour") upon the closing of a Stock Purchase Agreement between KOGC and Contour (the "Contour Transaction"). The newly issued shares represented 49.8% of KOGC's voting power at the time of the Contour Transaction. In connection with the Contour Transaction, the Company
(i) entered into an Option Agreement with Contour (the "Contour Option Agreement"), (ii) obtained consents from its principal stockholders, subject to compliance with applicable securities laws, to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (iii) entered into employment agreements with John F. Bookout, President of Contour, and other new executives named by him, (iv) reduced the size of its Board to seven members and reconstituted the Board with three continuing directors and four designees of Contour, and (v) replaced its credit facility with a new $35 million facility. See "Liquidity and Capital Resources--General" below.

          Proceeds from the Contour Transaction after repayment of bank debt plus funds available under the new credit facility have permitted KOGC to continue drilling operations and pursue acquisition opportunities needed to execute its business plan for replacing its production and expanding its reserves. Although the Contour transaction has addressed the Company's near term liquidity needs, KOGC continues to be restricted by its debt covenants and is reviewing various options for strengthening its long term liquidity and capital adequacy. See "Liquidity and Capital Resources--Capital Resources" below.

          DRILLING OPERATIONS. During the first quarter of 1996, the Company participated in drilling 9 gross (2.73 net) wells, all of which were productive. The high completion rates were achieved primarily from an increased emphasis on lower risk operations in north Louisiana, where the Company has participated in 53 wells without a dry hole since the beginning of 1994. KOGC has further increased its focus on north Louisiana operations, with a 5-rig drilling program planned for last three quarters of 1996. In addition, the Company is conducting an intensive review and analysis of its south Louisiana properties using its recently reprocessed 3-D seismic grid and has identified several prospects and leads in the 3-D survey area. KOGC is considering the use of industry partnerships to conserve capital and diversify the risks associated with developing these higher potential prospects.

          RECENT PRODUCTION PERFORMANCE. KOGC's operating results for the first quarter of 1996 reflect a 13.3% decrease in gas equivalent production compared to year-earlier pro forma levels, offset by 34.3% higher natural gas prices, which averaged $2.39 for the current quarter and 20.9% higher oil prices. The Company's production performance reflects the residual impact of trends that began in 1995 with production declines in core south Louisiana properties, the sale of nonstrategic properties in July 1995 and disappointing drilling results in south Louisiana throughout the year. These factors were offset in the first quarter of 1996 by KOGC's successful drilling activities in north Louisiana, where revised completion techniques have contributed to improved flow rates in new wells. Operations in north Louisiana accounted for a reversal in the Company's declining production trend in the fourth quarter of 1995 and continued to compensate in the first quarter of this year for its production shortfall from south Louisiana operations, with quarter to quarter production growth of 14.3% in the last three months of 1995 and 3.0% in the first three months of 1996. As a result of recent well completions and aggressive drilling activities in north Louisiana, the Company anticipates steady improvement in production levels throughout 1996.

          HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts and derivative financial instruments covering natural gas to reduce exposure to downward price fluctuations on natural gas production of the Kelley Group. The natural gas swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Company under the swap arrangements and proceeds from forward sales contracts are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, 52.4% of the Kelley Group's natural gas production for the first quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.16 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. As of April 30, 1996, approximately 32.0% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged at an average Nymex quoted price of $2.19 per MMBtu, before transaction and transportation costs. Additionally, through various marketing arrangements, the Kelley Group has secured a minimum price of $1.99 per MMbtu, after transaction costs, on 11.0% of estimated production for the remainder of the year. The Company's hedging strategy for 1996 will seek to mitigate price risk to help achieve financial goals but may deprive KOGC of some short term price upside under volatile market conditions.

          ACCOUNTING TREATMENT OF THE CONSOLIDATION. For financial accounting purposes, the Consolidation was treated as a purchase by KOGC of the Public Unitholders' interests in the net assets of Kelley Partners. As a result of the purchase accounting treatment of the Consolidation, the Company's consolidated financial statements through the date of the Consolidation in February 1995 reflect Kelley Oil's historical results on a stand alone basis, with results of combined operations of the Company recorded thereafter.

          PARTNERSHIP MERGER.   In March 1996, Kelley Partners was merged into
the Company (the "Partnership Merger") as part of ongoing efforts to streamline operations and reduce costs. Prior to the Partnership Merger, Kelley Partners had outstanding 8 1/2% Convertible Subordinated Debentures due 2000 ("8 1/2% Debentures) in the aggregate principal amount of $26.9 million and 7 7/8% Convertible Subordinated Notes due 1999 ("7 7/8% Notes") in the aggregate principal amount at maturity of $34.4 million. Under the terms of the Consolidation, the 8 1/2% Debentures and 7 7/8% Notes became convertible into the Company's Common Stock or a combination of its Common and $2.625 Convertible Exchangeable Preferred Stock ("Public Preferred Stock") instead of units in Kelley Partners ("Units") based on the exchange ratios for the Units in the Consolidation. In connection with the Partnership Merger, the 8 1/2% Debentures and 7 7/8% Notes became direct obligations of KOGC.

          PUBLIC PREFERRED STOCK SPECIAL CONVERSION RIGHT. In March 1996, a special conversion right for the Public Preferred Stock was triggered by the Contour Transaction (the "Special Conversion Right"). Under the Special Conversion Right, the conversion price of the Public Preferred Stock was reduced to $4.00 for a period of 45 days ended April 25, 1996. A total of 696,823 shares of Public Preferred Stock were tendered pursuant to the Special Conversion Right, resulting in the issuance of 4,355,040 shares of Common Stock and a reduction in the outstanding Public Preferred Stock to 1,745,500 shares as of April 30, 1996. Although dividends on the Public Preferred Stock and the Company's cumulative convertible preferred stock held by its Employee Stock Ownership Plan (collectively, the "Preferred Stock") were suspended in January 1996, the decrease in outstanding Public Preferred Stock will reduce future dividend arrearages. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

          BUSINESS SEGMENTS. The Company's business segments are comprised of oil and gas exploration, development and production activities reflected in oil and gas revenues and natural gas marketing and transportation activities reflected in gas marketing revenues. Since 1991, substantially all of the Kelley Group's natural gas production has been purchased at the wellhead by the Company's gas marketing subsidiary for resale primarily to interstate and intrastate pipelines. Prior to the Consolidation, gas marketing revenues included resales of natural gas produced by members of the Kelley Group as well as other working interest owners of properties operated by Kelley Oil. After the Consolidation, gas marketing revenues and associated expenses attributable primarily to cost of gas sold in marketing activities were reduced substantially as a result of intercompany eliminations. The reductions were slightly offset by the addition of Kelley Partners' pipeline revenues and related cost of gas sold.

          PRO FORMA COMPARISON. Because the Company's historical results for periods prior to the Consolidation reflect operations of Kelley Oil alone, they are not comparable with its operating results after February 1995, which reflect the Company's combined operations following the Consolidation. Accordingly, the following discussion of comparative results of operations for the quarters ended March 31, 1996 and 1995 reflects pro forma information for the first quarter of 1995, giving effect to the Consolidation from the beginning of the year. The Company believes this provides a more meaningful comparison of results and operational trends than a comparison based on historical results.

          QUARTERS ENDED MARCH 31, 1996 AND 1995. The Company's oil and gas revenues of $12.7 million for the first quarter of 1996 increased 11.4% compared to $11.4 million on a pro forma basis in the same quarter last year. Production of natural gas during the current quarter decreased 9.7% to 4,868,000 Mcf from 5,391,000 Mcf in the first quarter of 1995, while the average price of natural gas increased 34.3% to $2.39 per Mcf in the current quarter from $1.78 per Mcf in the corresponding quarter last year. Production of crude oil and natural gas liquids in the current quarter totaled 64,813 barrels, with an average sales price of $19.74 per barrel compared to 111,822 barrels at $16.33 per barrel in the first quarter of 1995, representing a volume decrease of 42.0% and a price increase of 20.9% on a pro forma basis.

          The growth in KOGC's oil and gas revenues for the first quarter of 1996 was primarily due to the increase in natural gas prices, partially offset by hedging activities and lower production compared to year-earlier pro forma levels. Although the Company achieved higher gas equivalent production on a quarter to quarter basis for the last two quarters, the decrease in first quarter 1996 volumes from year-earlier levels resulted primarily from the residual impact of production declines that began last year in core south Louisiana properties, the sale of nonstrategic properties in July 1995 and disappointing drilling results in south Louisiana throughout 1995. See "General--Drilling Operations" and "--Recent Production Performance" above.
The Company has increased its focus on north Louisiana operations for 1996 and anticipates continued improvement in its production performance for the balance of the year as new wells are drilled and brought on line.

          Gas marketing revenues of $12.6 million from natural gas marketing and transportation operations for the first quarter of 1996 increased 147.1% compared to $5.1 million on a pro forma basis in the same period last year, reflecting higher prices of marketed natural gas in the current quarter and an increase in the marketed volume of third party gas. Associated expenses of $12.2 million in the current quarter attributable primarily to the cost of gas sold in marketing activities increased 149.0% compared to $4.9 million on a pro forma basis in the first quarter of 1995.

          Production expenses for the first quarter of 1996 decreased 3.7% to $2.6 million from $2.7 million in the same quarter last year on a pro forma basis, reflecting lower severance taxes in the current quarter. On a unit of production basis, production expenses increased to $.49 per Mcfe in the first quarter of 1996 from $.45 per Mcfe in the corresponding quarter last year.

          KOGC expensed exploration and dry hole costs of $1.6 million in the first quarter of 1996 and $2.4 million on a pro forma basis in the corresponding quarter of 1995, a decrease of 33.3%, primarily reflecting the Company's suspension of exploratory drilling and focus on lower risk activities during the current quarter. The decrease in these expenses also reflects lower geological and geophysical expenses and unproved leasehold impairment provisions.

          General and administrative expenses of $2.6 million in the first quarter of 1996 increased 44.4% compared to $1.8 million on a pro forma basis in the corresponding quarter last year. The increase was primarily attributable to added expenses associated with management realignments implemented in connection with the Contour Transaction and $650,000 in bonuses awarded prior to the closing of the Contour Transaction. On a unit of production basis, these expenses increased from $.30 per Mcfe in the first quarter 1995 to $.49 per Mcfe in the current quarter. KOGC is aggressively pursuing cost containment measures and anticipates a substantial reduction in general and administrative expense levels during the balance of 1996.

          Interest and other debt expenses of $6.4 million in the current quarter increased 52.4% from $4.2 million on a pro forma basis in the same quarter last year. The increase in interest expense resulted primarily from higher interest rates under the Senior Notes than the $90 million of bank debt refinanced with proceeds from the Senior Note offering in June 1995 and higher average debt levels during the current quarter. See "Liquidity and Capital Resources" below. In addition to its interest expense, the Company recorded noncash charges in the first quarter of 1996 of $.4 million for amortization of debt issuance costs, $.2 million for accretion of note discount and $.5 million for accretion of debt valuation discount.

          Depreciation, depletion and amortization ("DD&A") decreased 36.7% from $9.0 million on a pro forma basis in the first quarter of 1995 to $5.7 million in the current quarter, primarily as a result of lower depletion rates following the Company's recognition of impairment charges aggregating $150.1 million in the fourth quarter of 1995 against the carrying value of its oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets. On a unit of production basis, DD&A for oil and gas activities decreased from $1.46 per Mcfe in the first quarter 1995 to $1.07 per Mcfe in the current quarter.

          KOGC recognized net losses of $5.5 million in the first quarter of 1996 and $8.1 million on a pro forma basis in the same quarter last year. The decline in the net losses was primarily attributable to lower DD&A and exploration and dry hole costs, partially offset by higher interest and general and administrative expenses. The net loss attributable to common shares in the first quarter of 1995 was increased by $1.8 million of Preferred Stock dividends, which were suspended in January 1996. See "Liquidity and Capital Resources" below.


          The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

          GENERAL. The Company's liquidity is materially affected by cash flows generated from its oil and gas production and was adversely affected by unsuccessful drilling results in recent years on higher risk prospects in south Louisiana. In addition, high interest expense and restrictions under the Company's debt instruments after the Consolidation limited KOGC's ability to fund drilling projects.
These restrictions required the Company to suspend Preferred Stock dividends and seek a substantial equity infusion in early 1996 to avoid a financial covenant default under the credit agreement in effect at that time. This effort resulted in the Contour Transaction completed in February 1996. See "General--Strategic Developments" above. The Contour Transaction allowed the Company to retire its outstanding bank debt and secure a new banking facility, providing the Company with the ability to fund its anticipated 1996 drilling activities.

          Although the Contour Transaction has provided KOGC with the means to continue its drilling operations in 1996 with the objective of increasing its cash flow and reserves, the Company continues to have over $161 million face amount of public debt outstanding, requiring $18.5 million in annual interest payments. The Company also may incur new bank borrowings to fund part of its drilling and acquisition activities for 1996. In addition, although dividends are prohibited under the agreement covering the Company's credit facility and are currently restricted under the indenture for the Senior Notes, the outstanding Preferred Stock requires dividend accruals aggregating $5.2 million annually and carries liquidation preferences over the Common Stock currently totaling $49.1 million. KOGC's debt instruments also impose restrictions on the Company's activities, including its use of funds and acquisitions.

          Under the Contour Option Agreement, Contour has undertaken to provide the Company with $27 million in additional financing through the purchase of 27 million shares (the "Maximum Option Number") of Common Stock at $1.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any KOGC debt repurchase or redemption obligations as a result of the purchase (a "Debt Event"), but not later than January 2000. A Debt Event would occur upon (i) a "Change of Control" as defined in the indenture for the Senior Notes, (ii) a "Change in Control" as defined in the indenture for the 7 7/8% Notes or (iii) a "Redemption Event" as defined in the indenture for the 8 1/2% Debentures. A Debt Event with respect to either series of Notes or the 8 1/2% Debentures would entitle each holder of the affected securities to require the repurchase or redemption of the holder's securities. Contour is required to exercise the Contour Option for the Maximum Option Number within 30 days after it concludes in its sole discretion that a Debt Event would not occur as a result of the purchase. While the exercise of the Contour Option would not cause a Debt Event under the indenture for the 8 1/2% Debentures, it would require waivers or consents from the holders of a majority in aggregate principal amount of the Senior Notes and 7 7/8% Notes. The Company is currently reviewing its options for modifying its existing capital structure with the objectives of improving its liquidity, increasing its operational flexibility and permitting the exercise of the Contour Option.

          LIQUIDITY. Net cash provided by operating activities, before working capital adjustments, during the first quarter of 1996 aggregated $1.2 million. The Company's cash position was increased during the quarter through the proceeds of $8.0 million in bank borrowings and $48 million from the issuance of 48,000,000 shares of Common Stock in the Contour Transaction. These increases were offset by $4.0 million of transaction costs. Funds used in investing and financing activities were comprised of net property and equipment expenditures of $7.1 million, principal payments of $30.0 million on bank borrowings and $4.6 million for working capital. As a result of these activities, cash and cash equivalents increased from $6.4 million at December 31, 1995 to $18.1 million as of March 31, 1996. As of that date, KOGC had working capital of $6.1 million, compared to a working capital deficit of $9.2 million at the end of 1995.

          In February 1996, the Company repaid outstanding bank borrowings of $30.0 million under its prior credit facility with proceeds from the Contour Transaction. See "General--Strategic Developments" above. In connection with the Contour Transaction, KOGC replaced that facility with a new $35.0 million revolving credit facility agented by Texas Commerce Bank National Association ("Credit Facility"). The borrowers under the Credit Facility are Kelley Oil and Kelley Operating, with the Company and its subsidiary partnerships as guarantors. Under the terms of the Senior Note indenture, Credit Facility borrowings will be limited to $30.0 million until KOGC's year end reserves exceed reported volumes as of January 1, 1995. There were no outstanding borrowings under the Credit Facility at March 31, 1996.

          Interest on borrowings under the Credit Facility is payable at a rate equal to (i) the higher of 1/2% above the agent bank's prime rate or 1% above the federal funds rate in effect from time to time or (ii) at the Company's election, 1 1/2% above a quoted Libor rate, together with a quarterly commitment fee equal to 3/8% per annum of the unused portion of the available borrowing base. The agreement for the Credit Facility requires the payment of interest only until March 15, 1999, when all borrowings will be repayable, subject to mandatory prepayment with net proceeds from asset sales in excess of related borrowing base reductions.

          Borrowings under the Credit Facility are secured by mortgages on substantially all of the oil and gas assets of the Company and its subsidiaries, together with a security interest in production proceeds from oil and gas sales. The agreement covering the Credit Facility prohibits the payment of dividends, requires the consent of the lenders for third party borrowings or extraordinary transactions and provides financial covenants of KOGC, including a maximum ratio of total funded debt to earnings before interest, taxes and noncash charges and a minimum interest coverage ratio.

          CAPITAL COMMITMENTS. In February 1994, the 1994 Development Drilling Program (the "1994 DDP") completed a public offering of 20,864,414 units at $3.00 per unit on a preemptive basis to Unitholders in Kelley Partners. Kelley Oil subscribed for 18,821,655 units in addition to its 3.94% general partner interest in the 1994 DDP. An additional 342,234 units were subscribed by Kelley Oil following investor defaults. As a result, Kelley Oil's subscription commitment to the 1994 DDP increased to $60.1 million or 92.15% of the 1994 DDP's total committed capital (the "KOIL Share"), with other unitholders committing for the balance or 7.85% of the 1994 DDP's total committed capital (the "Outside Share"), payable in each case 10% on subscription and the balance through the end of November 1994.
As of March 31, 1996, Kelley Oil had contributed $38.8 million to the 1994 DDP, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994.

          The 1994 DDP's partnership agreement provides that any contributions of the partners not used or committed to be used for drilling activities during the two-year period from the commencement of operations through February 29, 1996 (the "Commitment Period") be distributed to the partners on a pro rata basis as a return of capital. Based on the amount of committed capital actually used and committed to drilling activities by the end of the Commitment Period, Kelley Oil determined the adjusted level of committed partnership capital at $60.7 million in accordance with the 1994 DDP's partnership agreement, and the 1994 DDP then distributed $.3 million representing the Outside Share of uncommitted capital to its unitholders other than Kelley Oil in March 1996 as a return of capital. Because the KOIL Share of committed capital exceeded its capital contributions at that time, Kelley Oil did not receive a distribution of uncommitted capital. Kelley Oil intends to contribute the unfunded portion of its commitment, currently aggregating $13.6 million after giving effect to the reduction in the 1994 DDP's committed capital, together with interest, as funds are needed for completion of the 1994 DDP's drilling program.

          The Company's business plan contemplates an ongoing commitment to exploration, development and acquisition activities. During 1996, the Company's capital expenditures will continue to be focused on low risk drilling in north Louisiana, where the Kelley Group currently expects to participate in drilling between 50 and 60 wells, subject to regulatory and third party consents. In addition, KOGC plans to balance its drilling strategy by pursuing acquisition opportunities to expand its reserve base and operating areas, while also exploring various options for developing its higher potential prospects in south Louisiana.

          The Company anticipates that cash flow from operations and available borrowings under the Credit Facility will be adequate to fund its capital expenditure requirements for 1996. In addition, while exercise of the Contour Option cannot be assured prior to January 2000, any proceeds received under the Contour Option Agreement will reduce KOGC's dependence on outside financing to support subsequent drilling and acquisition activities. To fully realize its objectives for property development and acquisitions, however, the Company could be required to pursue other financing alternatives.

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.  None.

          (b) REPORTS ON FORM 8-K. The Company filed Current Reports on Form 8-K dated January 23, February 15 and March 12, 1996 relating the Contour Transaction, a change in its principal accountants and the Special Conversion Right, respectively.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KELLEY OIL & GAS CORPORATION



Date: May 13, 1996                                 By: /S/  WILLIAM C. RANKIN
                                                       ----------------------
                                                        William C. Rankin
                                                    Senior Vice President and
                                                      Chief Financial Officer
                                                     (Duly Authorized Officer)
                                                   (Principal Financial Officer)