Form 10-Q
period 1996-06-30
KELLEY OIL & GAS CORP
filed 1996-08-14
CIK 930529

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1996                COMMISSION FILE NO. 0-25214


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         TITLE OF CLASS                          OUTSTANDING AT JULY 31, 1996

          Common Stock                                    98,287,838

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                          KELLEY OIL & GAS CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

Consolidated Balance Sheets as of June 30, 1996 (unaudited)
  and December 31, 1995 ................................................     2

Consolidated Statements of Loss for the three months ended
     June 30, 1996 and 1995 (unaudited).................................     3

Consolidated Statements of Loss for the six months ended
     June 30, 1996 and 1995 (unaudited).................................     4

Consolidated Statements of Cash Flows for the six months
  ended June 30, 1996 and 1995 (unaudited) .............................     5

Notes to Consolidated Financial Statements .............................     6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations .............................................     9


PART II.  OTHER INFORMATION.............................................    15

                          PART I. FINANCIAL INFORMATION

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                    JUNE 30,     DECEMBER 31,
                                                      1996           1995
                                                  ------------   -------------
                                                   (UNAUDITED)
ASSETS:
     Cash and cash equivalents .................   $   7,119          6,352
     Accounts receivable .......................      15,680         13,753
     Accounts receivable - drilling programs ...       1,816          2,035
     Prepaid expenses and other current assets .       1,870            557
                                                   ----------      ---------
          Total current assets .................      26,485         22,697
                                                   ----------      ---------
     Oil and gas properties, successful
       efforts method:
          Unproved properties, net .............      13,497         13,050
          Properties subject to amortization ...     304,837        287,970
     Pipelines and other transportation
       assets, at cost .........................       4,723          4,723
     Furniture, fixtures and equipment .........       1,298          1,233
                                                   ----------      ---------
                                                     324,355        306,976
     Less:  Accumulated depreciation, depletion
       and amortization ........................    (188,232)      (178,334)
                                                   ----------      ---------
          Total property and equipment .........     136,123        128,642
                                                   ----------      ---------
     Other non-current assets (net of
       accumulated amortization)................       1,186              3
                                                   ----------      ---------

     TOTAL ASSETS ..............................   $ 163,794        151,342
                                                   ----------      ---------
                                                   ----------      ---------
LIABILITIES:
     Accounts payable and accrued expenses .....   $  16,618         19,500
     Accounts payable - drilling programs ......      13,914         12,430
                                                   ----------      ---------
          Total current liabilities ............      30,532         31,930
     Long term debt ............................         ---         22,000
     Senior notes ..............................      96,504         95,926
     Convertible subordinated debentures .......      22,301         21,694
     Convertible subordinated notes ............      26,412         25,360
                                                   ----------      ---------
          TOTAL LIABILITIES ....................     175,749        196,910
                                                   ----------      ---------
STOCKHOLDERS' DEFICIT:
     Preferred stock, $1.50 par value--20,000
       shares authorized at June 30, 1996 and
       December 31,1995; 1,746 and 4,304 shares
       issued and outstanding at June 30, 1996
       and December 31, 1995, respectively
       (liquidation value at June 30, 1996 and
       December 31, 1995 of $45,928 and $66,532,
       respectively) ...........................       2,618          6,456
     Common stock, $.01 par value, 200,000 and
       100,000 shares authorized at
       June 30, 1996 and December 31, 1995,
       respectively; 98,269 and 44,041 shares
       issued and outstanding at June 30, 1996
       and December 31, 1995, respectively .....         983            440
     Additional paid-in capital ................     273,060        225,804
     Retained deficit ..........................    (288,616)      (278,268)
                                                   ----------      ---------
               TOTAL STOCKHOLDERS' DEFICIT .....     (11,955)       (45,568)
                                                   ----------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT .................................   $ 163,794        151,342
                                                   ----------      ---------
                                                   ----------      ---------

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------      ---------
Oil and gas revenues ..............................    $ 12,619        9,606
Gas marketing revenues, net .......................         314          201
Interest and other income .........................         215          251
                                                       --------      ---------
     Total revenues ...............................      13,148       10,058
                                                       --------      ---------
Production expenses ...............................       2,595        2,781
Exploration costs .................................       1,413        5,430
General and administrative expenses ...............       2,193        1,618
Interest and other debt expenses ..................       5,911        5,712
Restructuring expense .............................       2,000          ---
Depreciation, depletion and amortization ..........       3,872        8,355
                                                       --------      ---------
     Total expenses ...............................      17,984       23,896
                                                       --------      ---------
Net loss before income taxes ......................      (4,836)     (13,838)

Income taxes ......................................         ---          ---
                                                       --------      ---------
Net loss ..........................................      (4,836)     (13,838)

Less: Preferred stock dividends ...................         ---       (1,764)
                                                       --------      ---------
NET LOSS APPLICABLE TO COMMON STOCK ...............    $ (4,836)     (15,602)
                                                       --------      ---------
                                                       --------      ---------
Loss per share:
     Primary and assuming full dilution:
       Net loss ...................................    $   (.05)        (.36)
                                                       --------      ---------
                                                       --------      ---------
Average common and common equivalent shares
  outstanding:
     Primary and assuming full dilution ...........      95,391       43,668

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       -----------------------
                                                         1996           1995
                                                       --------      ---------
Oil and gas revenues ..............................    $ 25,323        18,523
Gas marketing revenues, net .......................         708           430
Interest and other income .........................         529           540
                                                       --------      ---------
     Total revenues ...............................      26,560        19,493
                                                       --------      ---------
Production expenses ...............................       5,167         4,835
Exploration costs .................................       3,053         7,479
General and administrative expenses ...............       4,826         3,020
Interest and other debt expenses ..................      12,309         9,092
Restructuring expense .............................       2,000           ---
Depreciation, depletion and amortization ..........       9,553        16,741
                                                       --------      ---------
     Total expenses ...............................      36,908        41,167
                                                       --------      ---------
Net loss before income taxes ......................     (10,348)      (21,674)

Income taxes ......................................         ---           ---
                                                       --------      --------
Net loss ..........................................     (10,348)      (21,674)
Less: Preferred stock dividends ...................         ---        (3,102)
                                                       --------      ---------
NET LOSS APPLICABLE TO COMMON STOCK ...............    $(10,348)      (24,776)
                                                       --------      ---------
                                                       --------      ---------
Loss per share:
     Primary and assuming full dilution:
       Net loss ....................................   $   (.13)         (.65)
                                                       --------      ---------
                                                       --------      ---------
Average common and common equivalent
  shares outstanding:
     Primary and assuming full dilution ............     81,848        38,349

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -----------------------
                                                         1996          1995
                                                       ---------     ---------
OPERATING ACTIVITIES:
Net loss ..........................................    $(10,348)      (21,674)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation, depletion and amortization .....       9,553        16,741
     Dry hole and impairment costs ................         201         4,148
     Accretion of debt valuation discount .........       1,019           848
     Amortization of debenture and note costs .....       1,225           243
     Accretion of note discount ...................         440           302
     Restructuring expense ........................       1,716           ---
     Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ...      (1,708)       11,528
     Decrease (increase) in prepaid expenses
       and other current assets ...................      (1,313)         (134)
     Decrease (increase) in other
       non-current assets .........................      (1,629)        1,752
     Increase (decrease) in accounts payable
       and accrued expenses .......................      (4,297)      (23,204)
                                                       ---------     ---------
Net cash used in operating activities .............      (5,141)       (9,450)
                                                       ---------     ---------
INVESTING ACTIVITIES:
Purchases of property and equipment ...............     (16,346)      (20,438)
Cash received in consolidation ....................         ---         1,596
Proceeds from sale of equipment ...................         293           232
                                                       ---------     ---------
Net cash used in investing activities .............     (16,053)      (18,610)
                                                       ---------     ---------
FINANCING ACTIVITIES:
Proceeds from long term borrowings ................       8,000        15,100
Principal payments on long term borrowings ........     (30,000)     (100,000)
Proceeds from sale of senior notes ................         ---        99,629
Proceeds from sale of common stock ................      48,021        16,319
Note offering costs ...............................         ---        (4,178)
Dividends paid on preferred stock .................         ---        (3,102)
Syndication costs charged to equity ...............      (4,060)           (5)
                                                       ---------     ---------
Net cash provided by financing activities .........      21,961        23,763
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents ..         767        (4,297)

Cash and cash equivalents, beginning of period ....       6,352         9,268
                                                       --------      ---------
Cash and cash equivalents, end of period ..........    $  7,119         4,971
                                                       ---------     ---------
                                                       ---------     ---------

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Kelley Oil & Gas Corporation (the "Company" or "KOGC") have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain financial statement items in the interim 1995 period have been reclassified to conform to the interim 1996 presentation. In addition, gas marketing revenues and cost of gas sold have been presented on a net basis for the periods presented and are reflected in the "Gas marketing revenues, net" on the Consolidated Statements of Loss.

NOTE 2 - EQUITY INFUSION

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

     A Debt Event would occur upon (i) a "Change of Control" as defined in the indenture for the Company's 13 1/2% Senior Notes due 1999 (the "Senior Notes"),
(ii) a "Change in Control" as defined in the indenture for the Company's 7 7/8% Convertible Subordinated Notes due 1999 (the "7 7/8% Notes") or (iii) a "Redemption Event" as defined in the indenture for the Company's 8 1/2% Convertible Subordinated Debentures due 2000 (the "8 1/2% Debentures"). A Debt Event would entitle each holder of the affected securities to require the repurchase or redemption of the holder's securities. While the current exercise of the Contour Option would not cause a Debt Event under the indenture for the 8 1/2% Debentures, it would require waivers or consents from the holders of a majority in aggregate principal amount of the Senior Notes and 7 7/8% Notes.

NOTE 3 - PRO FORMA DATA FOR THE CONSOLIDATION AND THE CONTOUR TRANSACTION

     THE CONSOLIDATION. The Company was formed in 1994 to consolidate the equity ownership of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") and Kelley Oil Corporation ("Kelley Oil"), the managing general partner of Kelley Partners (the "Consolidation"). The Consolidation was recorded as of February 7, 1995 for financial accounting purposes. The following table presents unaudited pro forma results of the Company's operations for the six months ended June 30, 1995 as if the Consolidation had occurred on January 1, 1995. This information is presented for illustrative purposes only and is not necessarily indicative of the Company's future financial performance or results of operations.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                                   1995
                                                                -----------

Revenues ....................................................   $  22,008
Net loss applicable to common and common equivalent shares ..     (25,427)
Net loss per share ..........................................        (.60)


     THE CONTOUR TRANSACTION. The Company issued 48 million shares of Common Stock at $1.00 per share to Contour in February 1996 in connection with the Contour Transaction. The following table reflects the unaudited pro forma results of the Company's operations for the six months ended June 30, 1996 and 1995 as if the Contour Transaction had occurred on January 1, 1995.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                        1996          1995
                                                     -----------  ------------

Net loss applicable to common and common
  equivalent shares ..............................    $(10,031)     (24,267)
Net loss per share ...............................        (.11)        (.27)



NOTE 4 - PREFERRED AND ESOP PREFERRED STOCK CONVERSIONS

     Under the terms of the Certificate of Designation governing the Company's $2.625 Convertible Exchangeable Preferred Stock (the "Public Preferred Stock"), the Contour Transaction triggered a special conversion right under which the conversion price was reduced to $4.00 for a period of 45 days commencing March 13, 1996. In April 1996, 696,823 shares of Preferred Stock were converted into 4,355,040 shares of the Company's Common Stock.

     In January 1996, the Company suspended the payment of the quarterly Public Preferred Stock dividend scheduled for February 1, 1996. Future dividends on the Public Preferred Stock are prohibited under the agreement covering the Company's credit facility. As of June 30, 1996, $2.3 million or $5.25 per share in dividends were in arrears, increasing the total liquidation value to $45.9 million.

     The Company had four outstanding series of Cumulative Convertible Preferred Stock ("ESOP Preferred Stock"), which ranked junior in dividend and liquidation rights to the Public Preferred Stock. In June 1996, each of the outstanding 1,861,619 shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

NOTE 5 - EMPLOYEE STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the consolidated statement of operations or making pro forma disclosures in the notes to financial statements reflecting the effects on net earnings as if the compensation cost had been recognized in the consolidated statement of operations. In February 1996 in conjunction with the Contour Transaction, the Company granted options to purchase 2.5 million shares of Common Stock at $1.00 per share. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to its annual financial statements.

NOTE 6 - RESTRUCTURING EXPENSE

     In the second quarter of 1996, the Company incurred a $2 million restructuring charge associated primarily with staff reductions and related severance settlements of 12 employees and various reorganization costs, of which $.3 million has been paid through June 30, 1996. These charges along with charges incurred in prior periods are included in accounts payable and accrued expenses on the balance sheet in the amount of $2.2 million, of which $.5 million is associated with restructuring charges incurred in prior periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     INTRODUCTION. Kelley Oil & Gas Corporation (the "Company" or "KOGC") is engaged with its subsidiaries and subsidiary partnerships (collectively, the "Kelley Group") in the development of oil and natural gas properties located onshore primarily in Louisiana. The Company's strategy has historically been focused on development drilling and exploration activities in or near established production areas. The Company intends to continue its emphasis on development drilling and to augment this strategy with the acquisition of producing oil and gas reserves. KOGC also owns and operates natural gas gathering and transportation systems and markets natural gas.
The Company's primary financial objective is capital appreciation through growth in production, reserves and cash flow.

     DRILLING OPERATIONS. During the first half of 1996, the Company participated in drilling 25 gross (10.41 net) wells. KOGC has further increased its focus on north Louisiana operations with a 6-rig drilling program initiated in the second quarter. KOGC is considering industry partnerships to diversify risks associated with exploring certain of its south Louisiana properties.

     HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on natural gas production of the Kelley Group. The swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Kelley Group from hedging activities are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, 44.3% of the Kelley Group's natural gas production for the second quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.13 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. As of July 31, 1996, approximately 41.5% of the Kelley Group's anticipated natural gas production for the balance of 1996 has been hedged by forward sales contracts and natural gas swap agreements at an average Nymex quoted price of $2.22 per MMBtu, before transaction and transportation costs. Additionally, the Kelley Group has secured a price floor on 21.1% of estimated production for the remainder of the year at an average price of $1.99 per MMBtu, after transaction costs.

     ACCOUNTING TREATMENT OF THE CONSOLIDATION. In February 1995, the equity interests in Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") and Kelley Oil Corporation ("Kelley Oil") were consolidated into KOGC (the "Consolidation"). For financial accounting purposes, the Consolidation was treated as a purchase by KOGC of the Public Unitholders' interests in the net assets of Kelley Partners. As a result of the purchase accounting treatment of the Consolidation, the Company's consolidated financial statements through the date of the Consolidation reflect Kelley Oil's historical results on a stand alone basis, with results of combined operations of the Company recorded thereafter.

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

     PUBLIC PREFERRED STOCK SPECIAL CONVERSION RIGHT. In March 1996, a special conversion right (the "Special Conversion Right") for the Public Preferred Stock was triggered by KOGC's issuance of 48 million shares of its Common Stock to Contour Production Company L.L.C. ("Contour") under a Stock Purchase Agreement between KGOC and Contour (the "Contour Transaction"). Under the Special Conversion Right, the conversion price of the Public Preferred Stock was reduced to $4.00 for a period of 45 days ended April 25, 1996. A total of 696,823 shares of Public Preferred Stock were tendered pursuant to the Special Conversion Right, resulting in the issuance of 4,355,040 shares of Common Stock and a reduction in the outstanding Public Preferred Stock to 1,745,500 shares as of April 30, 1996. Although dividends on the Public Preferred Stock ("Preferred Stock") were suspended in January 1996, the decrease in outstanding Public Preferred Stock will reduce future dividend arrearages. See "Liquidity and Capital Resources" below.

     RESTRUCTURING EXPENSE. In the second quarter of 1996, the Company incurred a $2.0 million restructuring charge, associated with management realignment and termination settlements. Of this amount $.3 million was paid in the second quarter with the balance of $1.7 million included in accounts payable and accrued expenses on the balance sheet. Management anticipates an additional restructuring charge will be incurred by the end of 1996.

     EMPLOYEE STOCK OPTIONS. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. In February
1996 in conjunction with the Contour Transaction 2.5 million options were granted at $1.00 per share. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to the annual financial statements.

RESULTS OF OPERATIONS

     QUARTERS ENDED JUNE 30, 1996 AND 1995. The Company's oil and gas revenues of $12.6 million for the second quarter of 1996 increased 31.3% compared to $9.6 million in the same quarter last year. Production of natural gas during the current quarter increased 5.6% to 5,036,000 Mcf from 4,767,000 Mcf in the second quarter of 1995, while the average price of natural gas increased 36.4% to $2.25 per Mcf in the current quarter from $1.65 per Mcf in the corresponding quarter last year. Production of crude oil and natural gas liquids in the current quarter totaled 55,450 barrels, with an average sales price of $23.21 per barrel compared to 86,835 barrels at $19.12 per barrel in the second quarter of 1995, representing a volume decrease of 36.1% and a price increase of 21.4%.

     For the second quarter 1996, gas marketing revenues from natural gas marketing and transportation operations, net of associated costs, increased 50.0% to $.3 million from $.2 million for the same quarter of 1995.

     Production expenses for the second quarter of 1996 decreased 7.1% to $2.6 million from $2.8 million in the same quarter last year, reflecting lower severance taxes in the current quarter. On a unit of production basis, production expenses decreased to $.49 per Mcfe in the second quarter of 1996 from $.53 per Mcfe in the corresponding quarter last year.

     KOGC expensed exploration costs of $1.4 million in the second quarter of 1996 and $5.4 million in the corresponding quarter of 1995, a decrease of 74.1%, primarily reflecting the Company's temporary suspension of exploratory drilling and focus on lower risk activities during the current quarter. The decrease in these expenses also reflects lower geological and geophysical expenses and unproved leasehold impairment provisions.

     General and administrative expenses of $2.2 million in the second quarter of 1996 increased 37.5% compared to $1.6 million in the corresponding quarter last year. The increase was primarily attributable to added expenses associated with management realignments implemented in connection with the Contour Transaction. On a unit of production basis, these expenses increased from $.31 per Mcfe in the second quarter of 1995 compared to $.41 per Mcfe in the current quarter. KOGC is pursuing cost containment measures and anticipates a reduction in general and administrative expense levels commencing in 1997.

     Interest and other debt expenses of $5.9 million in the current quarter increased 3.5% from $5.7 million in the same quarter last year. The increase in interest expense resulted primarily from higher interest rates under KOGC's 13 1/2% Senior Notes due 1999 (the "Senior Notes") than the $90 million of bank debt refinanced with proceeds from the Senior Note offering in June 1995 and higher average debt levels during the current quarter. See "Liquidity and Capital Resources" below. In addition to its interest expense, the Company recorded noncash charges in the second quarter of 1996 of $.5 million for amortization of debt issuance costs, $.2 million for accretion of note discount and $.5 million for accretion of debt valuation discount.

     Depreciation, depletion and amortization ("DD&A") decreased 53.6% from $8.4 million in the second quarter of 1995 to $3.9 million in the current quarter, primarily as a result of lower depletion rates following impairment charges aggregating $150.1 million recognized in the fourth quarter of 1995 against the carrying value of KOGC's oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("FAS 121") and from an increase in quantities of proved developed reserves. On a unit of production basis, DD&A for oil and gas activities decreased from $1.58 per Mcfe in the second quarter 1995 to $.72 per Mcfe in the current quarter.

     KOGC recognized net losses of $4.8 million in the second quarter of 1996 and $13.8 million in the same quarter last year. The decline in the net losses was primarily attributable to higher oil and gas prices and lower DD&A and exploration costs, partially offset by higher interest and general and administrative expenses. The net loss attributable to common shares in the second quarter of 1995 was increased by $1.8 million of preferred stock dividends, which were suspended in January 1996.

     PRO FORMA COMPARISON. Because the Company's historical results for periods prior to the Consolidation reflect operations of Kelley Oil alone, they are not comparable with its operating results after February 1995, which reflect the Company's combined operations following the Consolidation. Accordingly, the following discussion of comparative results of operations for the six months ended June 30, 1996 and 1995 reflects pro forma information for the six months ended June 30, 1995, giving effect to the Consolidation from the beginning of the year. The Company believes this provides a more meaningful comparison of results and operational trends than a comparison based on historical results.

     SIX MONTHS ENDED JUNE 30, 1996 AND 1995. The Company's oil and gas revenues of $25.3 million for the first half of 1996 increased 20.5% compared to $21.0 million on a pro forma basis in the same period last year. Production of natural gas during the current period decreased 2.5% to 9,904,000 Mcf from 10,158,000 Mcf in the first half of 1995, while the average price of natural gas increased 34.9% to $2.32 per Mcf in the current period from $1.72 per Mcf in the corresponding period last year. Production of crude oil and natural gas liquids in the current period totaled 120,263 barrels, with an average sales price of $21.34 per barrel compared to 198,657 barrels at $17.55 per barrel in the first half of 1995, representing a volume decrease of 39.5% and a price increase of 21.6% on a pro forma basis.

     For the first six months of 1996, gas marketing revenues from natural gas marketing and transportation operations, net of associated costs, increased 75.0% to $.7 million from $.4 million for the same period in 1995.

     Production expenses for the first half of 1996 decreased 5.5% to $5.2 million from $5.5 million in the same period last year on a pro forma basis, reflecting lower severance taxes in the current period. On a unit of production basis, production expenses remained constant at $.48 per Mcfe for both periods in 1996 and 1995.

     KOGC expensed exploration costs of $3.1 million in the first half of 1996 and $7.8 million on a pro forma basis in the corresponding period of 1995, a decrease of 60.3%, primarily reflecting the Company's temporary suspension of exploratory drilling and focus on lower risk activities during the current period. The decrease in these expenses also reflects lower geological and geophysical expenses and unproved leasehold impairment provisions.

     General and administrative expenses of $4.8 million in the first six months of 1996 increased 41.2% compared to $3.4 million on a pro forma basis in the corresponding period last year. The increase was primarily attributable to added expenses associated with management realignments implemented in connection with the Contour Transaction and $650,000 in bonuses awarded prior to the closing of the Contour Transaction. On a unit of production basis, these expenses increased from $.30 per Mcfe in the first half of 1995 to $.45 per Mcfe in the current period. KOGC is pursuing cost containment measures and anticipates a reduction in general and administrative expense levels commencing in 1997.

     Interest and other debt expenses of $12.3 million in the current period increased 24.2% from $9.9 million on a pro forma basis in the first six months of 1995. The increase in interest expense resulted primarily from higher interest rates under the Senior Notes than under the $90 million of bank debt refinanced with proceeds from the Senior Note offering in June 1995 and higher average debt levels during the current period. See "Liquidity and Capital Resources" below. In addition to its interest expense, the Company recorded noncash charges in the first half of 1996 of $1.2 million for amortization of debt issuance costs, $.4 million for accretion of note discount and $1.0 million for accretion of debt valuation discount.

     DD&A decreased 44.5% from $17.3 million on a pro forma basis in the first half of 1995 to $9.6 million in the current period, primarily as a result of lower depletion rates following impairment charges aggregating $150.1 million recognized in the fourth quarter of 1995 against the carrying value of KOGC's oil and gas properties under FAS 121 and from an increase in quantities of proved developed reserves. On a unit of production basis, DD&A for oil and gas activities decreased from $1.53 per Mcfe in the first half of 1995 to $.90 per Mcfe in the current period.

     KOGC recognized net losses of $10.3 million in the first half of 1996 and $21.9 million on a pro forma basis in the same period last year. The decline in the net losses was primarily attributable to higher oil and gas prices and lower DD&A and exploration and dry hole costs, partially offset by higher interest and general and administrative expenses. The net loss attributable to common shares in the first half of 1995 was increased by $3.5 million of Preferred Stock dividends, which were suspended in January 1996.

     The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     CONTOUR TRANSACTION. In February 1996, following discussions with potential acquirors, the Company issued 48 million shares of its Common Stock at $1.00 per share to Contour Production Company L.L.C. ("Contour") upon the closing of a Stock Purchase Agreement between KOGC and Contour. The newly issued shares represented 49.8% of KOGC's voting power at the time of the Contour Transaction. In connection with the Contour Transaction, the Company
(i) entered into an Option Agreement with Contour (the "Contour Option Agreement"), (ii) obtained consents from its principal stockholders, subject to compliance with applicable securities laws, to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (iii) entered into employment agreements with John F. Bookout, President of Contour, and other new executives named by him, (iv) reduced the size of its Board to seven members and reconstituted the Board with three continuing directors and four designees of Contour, and (v) replaced its credit facility with a new $35 million facility.

     Although the Contour Transaction has provided KOGC with the means to continue its drilling operations in 1996 with the objective of increasing its cash flow and reserves, the Company continues to have over $161 million face amount of public debt outstanding, requiring $18.5 million in annual interest payments. The Company also may incur new bank borrowings to fund part of its drilling and acquisition activities for 1996. In addition, although dividends are prohibited under the agreement covering the Company's credit facility and are currently restricted under the indenture for the Senior Notes, the outstanding Preferred Stock requires dividend accruals aggregating $4.6 million annually and carries liquidation preferences over the Common Stock currently totaling $45.9 million. KOGC's debt instruments also impose restrictions on the Company's activities, including its use of funds and acquisitions.

     Under the Contour Option Agreement, Contour has undertaken to provide the Company with $27 million in additional financing through the purchase of 27 million shares (the "Maximum Option Number") of Common Stock at $1.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any KOGC debt repurchase or redemption obligations as a result of the purchase (a "Debt Event"), but not later than January 2000. A Debt Event would occur upon (i) a "Change of Control" as defined in the indenture for the Senior Notes, (ii) a "Change in Control" as defined in the indenture for the 7 7/8% Notes or (iii) a "Redemption Event" as defined in the indenture for the 8 1/2% Debentures. A Debt Event with respect to either series of Notes or the 8 1/2% Debentures would entitle each holder of the affected securities to require the repurchase or redemption of the holder's securities. Contour is required to exercise the Contour Option for the Maximum Option Number within 30 days after it concludes in its sole discretion that a Debt Event would not occur as a result of the purchase. While the current exercise of the Contour Option would not cause a Debt Event under the indenture for the 8 1/2% Debentures, it would require waivers or consents from the holders of a majority in aggregate principal amount of the Senior Notes and 7 7/8% Notes. The Company is currently reviewing its options for modifying its existing capital structure with the objectives of improving its liquidity, increasing its operational flexibility and permitting the exercise of the Contour Option.

     LIQUIDITY. Net cash used in operating activities, before working capital adjustments, during the first six months of 1996 aggregated $5.1 million. The Company's cash position was increased during the first six months of 1996 through the proceeds of $8.0 million in bank borrowings and $48 million from the issuance of 48 million shares of Common Stock in the Contour Transaction, partially offset by $4.0 million of transaction costs. Funds used in investing and financing activities were comprised of net property and equipment expenditures of $16.3 million, principal payments of $30.0 million on bank borrowings and $8.9 million for working capital. As a result of these activities, cash and cash equivalents increased from $6.4 million at December 31, 1995 to $7.1 million as of June 30, 1996. As of that date, KOGC had a working capital deficit of $4.0 million, compared to a working capital deficit of $9.2 million at the end of 1995.

     In February 1996, the Company repaid outstanding bank borrowings of $30.0 million under its prior credit facility with proceeds from the Contour Transaction. In connection with the Contour Transaction, KOGC replaced that facility with a new $35.0 million revolving credit facility agented by Texas Commerce Bank National Association ("Credit Facility"). The borrowers under the Credit Facility are Kelley Oil and Kelley Operating Company, Ltd., with the Company and its subsidiary partnerships as guarantors. Under the terms of the Senior Note indenture, Credit Facility borrowings will be limited to $30.0 million until KOGC's year end reserves exceed reported volumes as of January 1, 1995 as adjusted for subsequent asset sales. There were no outstanding borrowings under the Credit Facility at June 30, 1996.

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

     Borrowings under the Credit Facility are secured by mortgages on substantially all of the oil and gas assets of the Company and its subsidiaries, together with a security interest in production proceeds from oil and gas sales. The agreement covering the Credit Facility prohibits the payment of dividends, requires the consent of the lenders for third party borrowings or extraordinary transactions and provides financial covenants for KOGC, including a maximum ratio of total funded debt to earnings before interest, taxes and noncash charges and a minimum interest coverage ratio.

     CAPITAL COMMITMENTS. In February 1994, the Kelley Partners 1994 Development Drilling Program (the "1994 DDP") completed a public offering of 20,864,414 units at $3.00 per unit on a preemptive basis to Unitholders in Kelley Partners. Kelley Oil subscribed for 18,821,655 units in addition to its 3.94% general partner interest in the 1994 DDP. An additional 342,234 units were subscribed by Kelley Oil following investor defaults. As a result, Kelley Oil's subscription commitment to the 1994 DDP increased to $60.1 million or 92.15% of the 1994 DDP's total committed capital (the "KOIL Share"), with other unitholders committing for the balance or 7.85% of the 1994 DDP's total committed capital (the "Outside Share"), payable in each case 10% on subscription and the balance through the end of November 1994.
As of June 30, 1996, Kelley Oil had contributed $42.4 million to the 1994 DDP, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994.

     The 1994 DDP's partnership agreement provides that any contributions of the partners not used or committed to be used for drilling activities during the two-year period from the commencement of operations through February 29, 1996 (the "Commitment Period") be distributed to the partners on a pro rata basis as a return of capital. Based on the amount of committed capital actually used and committed to drilling activities by the end of the Commitment Period, Kelley Oil determined the adjusted level of committed partnership capital at $60.7 million in accordance with the 1994 DDP's partnership agreement, and the 1994 DDP then distributed $.3 million representing the Outside Share of uncommitted capital to its unitholders other than Kelley Oil in March 1996 as a return of capital. Because the KOIL Share of committed capital exceeded its capital contributions at that time, Kelley Oil did not receive a distribution of uncommitted capital. Kelley Oil intends to contribute the unfunded portion of its commitment, aggregating $10.0 million as of August 12, 1996 after giving effect to the reduction in the 1994 DDP's committed capital, together with interest, as funds are needed for completion of the 1994 DDP's drilling program.

     The Company anticipates that cash flow from operations and available borrowings under the Credit Facility will be adequate to fund its capital expenditure requirements for 1996. In addition, while exercise of the Contour Option cannot be assured prior to January 2000, any proceeds received under the Contour Option Agreement will be used to support drilling and acquisition activities. To fully realize its financial objectives of growth in production and reserves the Company could be required to pursue other financing alternatives.

                           PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 31, 1996, the Company held its annual meeting of stockholders. All of the incumbent directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below.

                                                                   VOTES
                                                   VOTES FOR      WITHHELD
                                                 -------------  ------------
John F. Bookout                                    90,434,111      873,041
John J. Conklin, Jr.                               90,393,283      913,869
Ralph P. Davidson                                  90,245,219    1,061,933
William J. Murray                                  90,386,944      920,208
Ogden M. Phipps                                    90,447,433      859,719
Michael B. Rothfeld                                90,439,492      867,660
Ward W. Woods                                      90,446,892      860,260

     The Stockholders also approved the Company's 1996 Incentive Stock Option Plan at the annual meeting. The number of votes cast for and against are set forth below.

                                                                   VOTES
                                                   VOTES FOR      WITHHELD
                                                 -------------  ------------
                                                   82,419,833    4,109,243

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 KELLEY OIL & GAS CORPORATION



Date:  August 14, 1996                           By: /S/ WILLIAM C. RANKIN
                                                    ------------------------
                                                      William C. Rankin
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)
                                                (Principal Financial Officer)