Form 10-Q/A
period 1996-06-30
KELLEY OIL & GAS CORP
filed 1996-08-14
CIK 930529

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

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

     In January 1996, the Company suspended the payment of the quarterly Public Preferred Stock dividend scheduled for February 1, 1996. Future dividends on the Public Preferred Stock are prohibited under the agreement covering the Company's credit facility. As of June 30, 1996, $2.3 million or $1.31 per share in dividends were in arrears, increasing the total liquidation value to $45.9 million.

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