Form 10-Q
period 1996-09-30
KELLEY OIL & GAS CORP
filed 1996-11-14
CIK 930529

------------------------------------------------------------------------------
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


For the Quarter Ended September 30, 1996            Commission File No. 0-25214


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


          Registrant's telephone number, including area code: (713) 652-5200


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 TITLE OF CLASS               OUTSTANDING AT OCTOBER 31, 1996

                  Common Stock                          98,287,838


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             KELLEY OIL & GAS CORPORATION

                                        INDEX

PART I.  FINANCIAL INFORMATION                                                 PAGE

    Consolidated Balance Sheets as of September 30, 1996 (unaudited)
     and December 31, 1995 ...................................................   2

    Consolidated Statements of Loss for the three months ended September 30,
     1996 and 1995 (unaudited).................................................  3

    Consolidated Statements of Loss for the nine months ended September 30,
     1996 and 1995 (unaudited) ................................................  4

    Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 (unaudited) ..................................  5

    Notes to Consolidated Financial Statements ................................  6

    Management's Discussion and Analysis of Financial Condition and Results
     of Operations ............................................................  8


PART II.  OTHER INFORMATION ................................................... 13

                            PART I. FINANCIAL INFORMATION

                    KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS)

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                       1996            1995
                                                                                    ------------    -----------
                                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   2,531          6,352
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,207         13,753
  Accounts receivable - drilling programs. . . . . . . . . . . . . . . . . . . . . .     2,413          2,035
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .     1,694            557
                                                                                     ---------       --------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,845         22,697
                                                                                     ---------       --------
  Oil and gas properties, successful efforts method:
    Unevaluated properties, net. . . . . . . . . . . . . . . . . . . . . . . . . . .    13,342         13,050
    Properties subject to amortization . . . . . . . . . . . . . . . . . . . . . . .   330,091        287,970
  Pipelines and other transportation assets, at cost . . . . . . . . . . . . . . . .     4,689          4,723
  Furniture, fixtures and equipment. . . . . . . . . . . . . . . . . . . . . . . . .     1,468          1,233
                                                                                     ---------       --------
                                                                                       349,590        306,976
  Less:  Accumulated depreciation, depletion and amortization. . . . . . . . . . . .  (194,088)      (178,334)
                                                                                     ---------       --------
      Total property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .   155,502        128,642
                                                                                     ---------       --------
  Other non-current assets (net of accumulated amortization) . . . . . . . . . . . .     1,074              3
                                                                                     ---------       --------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 179,421        151,342
                                                                                     ---------       --------
                                                                                     ---------       --------
LIABILITIES:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . $  28,695         19,500
  Accounts payable - drilling programs . . . . . . . . . . . . . . . . . . . . . . .    11,212         12,430
                                                                                     ---------       --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    39,907         31,930
  Notes payable - long term. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,000         22,000
  Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    96,796         95,926
  Convertible subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . .    22,605         21,694
  Convertible subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . .    26,948         25,360
                                                                                     ---------       --------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   193,256        196,910
                                                                                     ---------       --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value--20,000 shares authorized at September 30, 1996 and December 31, 1995; 1,746 and 4,304 shares outstanding at
    September 30, 1996 and December 31, 1995, respectively (liquidation value at September 30, 1996 and December 31, 1995 of $47,074 and $66,532,
    respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,618          6,456
  Common stock, $.01 par value, 200,000 and 100,000 shares authorized at
    September 30, 1996 and December 31, 1995, respectively; 98,288 and 44,041
    shares outstanding at September 30, 1996 and December 31, 1995, respectively . .       983            440
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .   273,088        225,804
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . .  (290,524)      (278,268)
                                                                                     ---------       --------

      TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . . . . . . . . . .   (13,835)       (45,568)
                                                                                     ---------       --------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . . . . $ 179,421        151,342
                                                                                     ---------       --------
                                                                                     ---------       --------


See Notes to Consolidated Financial Statements.

                    KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF LOSS

                        ($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                     (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     -------------------
                                                      1996        1995
                                                     -------    --------
Oil and gas revenues.............................    $14,878       7,761
Gas marketing revenues, net......................        370         247
Gain on sale of oil and gas properties...........        ---         777
Interest and other income........................        409         187
                                                     -------    --------
  Total revenues.................................     15,657       8,972
                                                     -------    --------

Production expenses..............................      2,471       2,904
Exploration costs................................      1,163       3,044
General and administrative expenses..............      2,124       1,326
Interest and other debt expenses.................      6,067       6,045
Depreciation, depletion and amortization.........      5,740       6,963
                                                     -------    --------
  Total expenses.................................     17,565      20,282
                                                     -------    --------

Net loss before income taxes.....................     (1,908)    (11,310)

Income taxes.....................................        ---         ---
                                                     -------    --------
Net loss.........................................     (1,908)    (11,310)
Less: Preferred stock dividends..................        ---      (1,765)
                                                     -------    --------

NET LOSS APPLICABLE TO COMMON STOCK..............    $(1,908)    (13,075)
                                                     -------    --------
                                                     -------    --------

Loss per share:
  Primary and assuming full dilution:
    Net loss.....................................    $  (.02)       (.30)
                                                     -------    --------
                                                     -------    --------

Average common and common equivalent
 shares outstanding:
  Primary and assuming full dilution.............     97,797      43,668



See Notes to Consolidated Financial Statements.

                KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF LOSS

                    ($ IN THOUSANDS EXCEPT PER SHARE DATA)

                                 (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
Oil and gas revenues.............................    $ 40,201     26,284
Gas marketing revenues, net......................       1,078        677
Gain on sale of oil and gas properties...........         ---        777
Interest and other income........................         938        727
                                                     --------   --------
  Total revenues.................................      42,217     28,465
                                                     --------   --------

Production expenses..............................       7,638      7,739
Exploration costs................................       4,216     10,523
General and administrative expenses..............       6,950      4,346
Interest and other debt expenses.................      18,376     15,137
Restructuring expense............................       2,000        ---
Depreciation, depletion and amortization.........      15,293     23,704
                                                     --------   --------
  Total expenses.................................      54,473     61,449
                                                     --------   --------

Net loss before income taxes.....................     (12,256)   (32,984)

Income taxes.....................................         ---        ---
                                                     --------   --------

Net loss.........................................     (12,256)   (32,984)
Less: Preferred stock dividends..................         ---     (4,867)
                                                     --------   --------

NET LOSS APPLICABLE TO COMMON STOCK..............    $(12,256)   (37,851)
                                                     --------   --------
                                                     --------   --------

Loss per share:
  Primary and assuming full dilution:
    Net loss.....................................    $   (.14)      (.94)
                                                     --------   --------
                                                     --------   --------

Average common and common equivalent
 shares outstanding:
  Primary and assuming full dilution.............      87,368     40,141



See Notes to Consolidated Financial Statements.

                    KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ IN THOUSANDS)

                                     (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
OPERATING ACTIVITIES:
Net loss..........................................   $(12,256)   (32,984)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization........     15,293     23,704
  Gain on sale of oil and gas properties..........        (77)      (777)
  Dry hole and impairment costs...................        147      5,576
  Debt accretion and amortization.................      4,042      2,494
  Restructuring expense...........................      2,000        ---
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable......     (3,115)    11,979
  Decrease (increase) in prepaid expenses and
   other current assets...........................     (1,137)        41
  Decrease (increase) in other non-current assets.     (1,629)     1,971
  Increase (decrease) in accounts payable and
   accrued expenses...............................      4,794    (13,365)
                                                     --------   --------
Net cash provided by (used in) operating
 activities.......................................      8,062     (1,361)
                                                     --------   --------

INVESTING ACTIVITIES:
Purchases of property and equipment...............    (41,402)   (32,295)
Cash received in consolidation....................        ---      1,596
Proceeds from sale of oil and gas properties, net.        ---      6,807
Proceeds from sale of equipment...................        530        403
                                                     --------   --------
Net cash used in investing activities.............    (40,872)   (23,489)
                                                     --------   --------
FINANCING ACTIVITIES:
Proceeds from long term borrowings................     29,000     15,100
Principal payments on long term borrowings........    (44,000)  (100,000)
Proceeds from sale of senior notes................        ---     99,629
Proceeds from sale of common stock................     48,052     16,319
Note offering costs...............................        ---     (4,289)
Dividends paid on preferred stock.................        ---     (4,867)
Syndication costs charged to equity...............     (4,063)        (5)
                                                     --------   --------
Net cash provided by financing activities.........     28,989     21,887
                                                     --------   --------

Decrease in cash and cash equivalents.............     (3,821)    (2,963)

Cash and cash equivalents, beginning of period....      6,352      9,268
                                                     --------   --------

Cash and cash equivalents, end of period..........   $  2,531      6,305
                                                     --------   --------
                                                     --------   --------





See Notes to Consolidated Financial Statements.

               KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Kelley Oil & Gas Corporation (the "Company" or "KOGC") have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1995.

    Certain financial statement items in the interim 1995 period have been reclassified to conform to the interim 1996 presentation. In addition, gas marketing revenues and cost of gas sold have been presented on a net basis for the periods presented and are reflected in the "Gas marketing revenues, net" on the Consolidated Statements of Loss.

NOTE 2 - EQUITY INFUSION

    In February 1996, the Company entered into agreement with Contour Production Company L.L.C. ("Contour") for a two stage $75 million equity investment (the "Contour Transaction"). In the first stage, the Company issued 48 million shares of common stock at $1.00 per share, which represented 49.8% of the Company's voting power at the time of the transaction. In the second stage Contour is committed to acquire an additional 27 million shares at the same price, prior to or within 30 days after the satisfaction of certain conditions, but in no event later than January 2000.

NOTE 3 - PRO FORMA DATA FOR THE CONSOLIDATION AND THE CONTOUR TRANSACTION

    THE CONSOLIDATION. The Company was formed in 1994 to consolidate the equity ownership of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") and Kelley Oil Corporation ("Kelley Oil"), the managing general partner of Kelley Partners (the "Consolidation"). The Consolidation was recorded as of February 7, 1995 for financial accounting purposes. The following table presents unaudited pro forma results of the Company's operations for the nine months ended September 30, 1995 as if the Consolidation had occurred on January 1, 1995. This information is presented for illustrative purposes only and is not necessarily indicative of the Company's future financial performance or results of operations.

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               NINE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                   1995
                                                              -------------
Revenues.....................................................   $ 30,980
Net loss applicable to common stock..........................    (38,502)
Net loss per share...........................................       (.90)


    The following table reflects the unaudited pro forma results of the Company's operations for the nine months ended September 30, 1996 and 1995 as if the Contour Transaction had occurred on January 1, 1995.

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ---------------------
                                                1996         1995
                                              --------     --------
Net loss applicable to common and common
 equivalent shares.........................   $(11,939)     (37,342)
Net loss per share.........................       (.13)        (.41)


NOTE 4 - PREFERRED STOCK

    In January 1996, the Company suspended the payment of the quarterly dividend on its $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") scheduled for February 1, 1996. Future dividends on the Preferred Stock are prohibited under the Company's credit facility. As of September 30, 1996, $3.4 million or $1.97 per share in dividends were in arrears, increasing the total liquidation value to $47.1 million.

NOTE 5 - EMPLOYEE STOCK OPTIONS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), effective for the Company on January 1, 1996, which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 permits, but does not require, a fair-value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. The Company has not elected (and does not expect to elect) to follow the fair-value based method of accounting for stock option plans, and therefore, no compensation expense is (or will be) recognized. However, as required by FAS 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to its consolidated financial statements for future periods as if the fair-value based method of accounting had been applied. In February 1996 in conjunction with the Contour Transaction, the Company granted options to purchase 2.5 million shares of Common Stock at $1.00 per share. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to its annual financial statements.

NOTE 6 - RESTRUCTURING EXPENSE

    In the second quarter of 1996, the Company incurred a $2 million restructuring charge associated primarily with staff reductions and related severance settlements of 12 employees and various reorganization costs, of which $.5 million has been paid through September 30, 1996. These charges along with charges incurred in prior periods are included in accounts payable and accrued expenses on the balance sheet in the amount of $1.8 million, of which $.1 million is associated with restructuring charges incurred in prior periods.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    INTRODUCTION. The Company and its consolidated subsidiaries ("Kelley") are engaged in oil and natural gas exploration, development, production and acquisition. Kelley's activities are concentrated primarily in two geographic areas: north Louisiana and south Louisiana. Approximately 86% of Kelley's proved reserves are located on 48,620 gross (18,892 net) acres within four fields in Webster and Bienville Parishes of north Louisiana, where its activities are focused on lower-risk development drilling. Substantially all of the balance of Kelley's proved reserves are located in south Louisiana, primarily in Terrebonne Parish.

    PROPERTY ACQUISITION. On September 30, 1996, Kelley closed a $10 million acquisition, effective as of July 1, 1996, of undeveloped reserves in four fields in the Vacherie Salt Dome area of north Louisiana (Ada, Sailes, Sibley and West Bryceland) on properties operated by Kelley. The acquisition is estimated to have increased Kelley's estimated proved reserves by more than 30 Bcfe (billion cubic feet equivalent). All capital costs, and all operating revenues and expenses incurred since July 1, 1996, with respect to the acquired interests are for Kelley's account. The transaction was booked for accounting purposes in August 1996.

    DRILLING OPERATIONS. In the first nine months of 1996, the Company participated in drilling 44 gross (20.3 net) wells, all of which were found productive. These results continued an effective turnaround in field operations during 1995, when the Company completed 31 gross (15.2 net) wells as producers in 35 attempts. The improvements in drilling performance have been achieved from lower risk operations in north Louisiana. The Company has increased its emphasis on north Louisiana operations, participating in drilling 19 gross (9.9 net) successful wells during the third quarter of 1996. As of the end of the quarter, KOGC was participating in the drilling of 8 wells.

    HEDGING ACTIVITIES. Kelley periodically uses forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, 69.4% of Kelley's natural gas production for the third quarter of 1996 was affected by hedging transactions at an average Nymex quoted price of $2.17 per MMBtu, before transaction and transportation costs on gas delivered under forward sales contracts. Approximately 57.6% of Kelley's anticipated natural gas production for the balance of 1996 has been hedged by natural gas swap agreements, forward sales contracts and options at an average Nymex quoted price of $2.25 per MMBtu, before transaction and transportation costs.

RESULTS OF OPERATIONS

    PRO FORMA COMPARISON. The Company's historical results for periods prior to the Consolidation are not comparable with its operating results after February 1995. Accordingly, the following discussion of comparative results of operations for the nine months ended September 30, 1995 and 1996 reflects pro forma information for the first nine months of 1995, giving effect to the Consolidation from the beginning of 1995. The Company believes this provides a more meaningful comparison of results and operational trends than a comparison based on historical results. The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company's oil and natural gas operations for the periods indicated.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 ------------------    -----------------
                                                   1995      1996       1995       1996
                                                  ------    ------     ------     ------
                                                                      PRO FORMA
NET PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls)....       74        61        273        181
  Natural gas (Mmcf) ..........................    4,020     6,317     14,178     16,221
  Natural gas equivalent (Mmcfe) ..............    4,463     6,682     15,813     17,307
AVERAGE SALES PRICE PER UNIT:
  Oil and other liquid hydrocarbons (per Bbl)..   $17.49     21.18      17.53      21.29
  Natural gas (per Mcf)........................     1.63      2.20       1.69       2.27
  Natural gas equivalent (per Mcfe)............     1.76      2.27       1.82       2.35
COST PER MCFE:
  Production expenses..........................   $  .65       .37        .53        .44
  General and administrative expenses..........      .30       .32        .30        .40
  Depreciation, depletion and amortization ....     1.56       .86       1.54        .88


    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. The Company's oil and gas revenues of $14.9 million for the third quarter of 1996 increased 91.0% compared to $7.8 million in the same period of 1995 primarily as a result of increases in both gas production and gas prices.

    For the first three quarters of 1996, revenues from natural gas marketing and transportation operations, net of associated costs, increased 100.0% to $.4 million from $.2 million for the same period in 1995.

    Production expenses for the third quarter of 1996 decreased 13.8% to $2.5 million from $2.9 million in the same period last year, primarily reflecting lower average costs on north Louisiana production, which is increasing in proportion to other higher cost production. On a unit basis, production expenses decreased to $.37 per Mcfe in the third quarter of 1996 compared to $.65 per Mcfe in the corresponding quarter last year.

    Exploration costs totaled $1.2 million in the third quarter of 1996 and $3.0 million in the corresponding period of 1995, a decrease of 60.0%, primarily reflecting a suspension of exploratory drilling pending a reevaluation and reorientation of Kelley's exploration activities in south Louisiana, including a decrease in geological and geophysical expenses.

    General and administrative expenses of $2.1 million in the third quarter of 1996 increased 61.5% compared to $1.3 million in the corresponding period last year. The increase was attributable to a decrease in 1996 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. The amounts so capitalized or allocated were $.5 million and $.5 million, respectively, less in 1996 than in the corresponding period of 1995. On a unit basis, these expenses were $.32 per Mcfe in the third quarter of 1996 compared to $.30 in the corresponding quarter of 1995.

    Interest and other debt expenses of $6.1 million in the current quarter increased slightly from $6.0 million in the same period of 1995. The increase in interest expense resulted primarily from higher interest rates under the 13 1/2% Senior Notes than under the $90 million of bank debt refinanced with proceeds from the offering of such notes in June 1995 and higher average debt levels during the current period. See "Liquidity and Capital Resources." In addition to its 1996 interest expense of $4.8 million, the Company recorded noncash charges in the third quarter of 1996 of $.5 million for amortization of debt issuance costs, $.2 million for accretion of note discount, $.5 million for accretion of debt valuation discount and $.1 million in imputed interest associated with the acquisition of oil and gas properties.

    Depreciation, depletion and amortization ("DD&A") decreased 18.6% from $7.0 million in the third quarter of 1995 to $5.7 million in the current period, primarily as a result of (i) lower depletion rates following impairment charges aggregating $150.1 million recognized in the fourth quarter of 1995 against the carrying value of Kelley's oil and gas properties under the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("FAS 121") and (ii) an increase in quantities of proved developed reserves. On a unit basis, DD&A for oil and gas activities decreased from $1.56 per Mcfe in the third quarter 1995 to $.86 per Mcfe in the current period.

    Kelley recognized net losses of $1.9 million in the third quarter of 1996 and $11.3 million in the same period last year. The decline in the net losses was primarily attributable to higher gas production and oil and gas prices and lower DD&A and exploration costs, partially offset by slightly higher interest and general and administrative expenses.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. The Company's oil and gas revenues of $40.2 million for the first nine months of 1996 increased 39.6% compared to $28.8 million on a pro forma basis in the same period of 1995, primarily as a result of increased gas prices and production volumes.

    For the first nine months of 1996, revenues from natural gas marketing and transportation operations, net of associated costs, increased 57.1% to $1.1 million from $.7 million for the same period in 1995.

    Production expenses for the first nine months of 1996 decreased 9.5% to $7.6 million from $8.4 million in the same period last year on a pro forma basis, reflecting lower average costs on production from north Louisiana, which is increasing in proportion to other higher cost production. On a unit basis, production expenses decreased from $.53 per Mcfe in the first nine months of 1995 to $.44 per Mcfe in the current period.

    Exploration costs totaled $4.2 million in the first nine months of 1996 and $10.9 million on a pro forma basis in the corresponding period of 1995, a decrease of 61.5%, primarily reflecting a suspension of exploratory drilling by the new senior management team pending a reevaluation and reorientation of Kelley's exploration activities. The decrease in these expenses also reflects lower geological and geophysical expenses and unproved leasehold impairment provisions.

    General and administrative expenses of $7.0 million in the first nine months of 1996 increased 48.9% compared to $4.7 million on a pro forma basis in the corresponding period last year. The increase was primarily attributable to bonuses and interim salaries (aggregating $1.0 million) paid in connection with the Contour transaction to certain members of the Company's prior management team and a decrease in 1996 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. The amounts so capitalized or allocated were $1.4 million and $1.6 million, respectively, less in 1996 than in the corresponding period of 1995. On a unit basis, these expenses increased from $.30 per Mcfe in the first nine months of 1995 to $.40 per Mcfe in the current period.

    Interest and other debt expenses of $18.4 million in the current period increased 15.7% from $15.9 million on a pro forma basis in the first nine months of 1995. The increase in interest expense resulted primarily from higher interest rates under the 13 1/2% Senior Notes than under the $90 million of bank debt refinanced with proceeds from the offering of such notes in June 1995 and higher average debt levels during the current period. See "Liquidity and Capital Resources" below. Included in its 1996 interest expense of $14.5 million, the Company recorded noncash charges in the first three quarters of 1996 of $1.7 million for amortization of debt issuance costs, $.7 million for accretion of note discount, $1.5 million for accretion of debt valuation discount and $.1 million in imputed interest associated with the acquisition of oil and gas properties.

    DD&A decreased 37.0% from $24.3 million on a pro forma basis in the first nine months of 1995 to $15.3 million in the current period, primarily as a result of (i) lower depletion rates following impairment charges aggregating $150.1 million recognized in the fourth quarter of 1995 against the carrying value of Kelley's oil and gas properties under FAS 121 and (ii) an increase in quantities of proved developed reserves. On a unit basis, DD&A for oil and gas activities decreased from $1.54 per Mcfe in the first nine months of 1995 to $.88 per Mcfe in the current period.

    In the second quarter of 1996, the Company incurred a $2 million restructuring charge associated primarily with staff reductions and related severance settlements with certain employees and various reorganization costs.

    Kelley recognized net losses of $12.3 million in the first nine months of 1996 and $33.2 million on a pro forma basis in the same period last year.
The decline in the net losses was primarily attributable to higher oil and gas prices, increased production and lower DD&A and exploration costs, partially offset by higher interest and general and administrative expenses.

    The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. Net cash provided from operations during the first nine months of 1996 aggregated $8.1 million. The Company's cash position was increased during the period by $48.0 million of proceeds from the issuance of
48.0 million shares of Common Stock in the Contour transaction. These increases were offset by $4.1 million of transaction costs. Funds used in investing and financing activities were comprised of property and equipment expenditures of $40.9 million and net principal retirements of $15.0 million on bank borrowings. As a result of these activities, cash and cash equivalents decreased from $6.4 million at December 31, 1995 to $2.5 million as of September 30, 1996.

    CAPITAL RESOURCES. On September 24, 1996, the Company commensed a debt refinancing by initiating a cash tender offer for its outstanding $100 million issue of 13 1/2% Senior Notes due 1999 and a related consent solicitation for amendments to the Indenture providing for those notes. The Company received tenders aggregating approximately 99.6% of the outstanding principal amount of those notes along with the requisite consents allowing it to amend the Indenture. To finance the costs of the tender offer and consent solicitation, the Company sold $125 million in aggregate principal amount of its 10 3/8% Senior Subordinated Notes due 2006 ("new notes"), at a price of 99 3/4% of the principal amount (yielding 10.41%). As part of the refinancing, the Company is obligated to use its best efforts to consummate an exchange offer pursuant to an effective registration statement or to cause resales of the new notes to be registered under the Securities Act of 1933, as amended.

    In connection with the repurchase of 13 1/2% Senior Notes and the payment of consent fees pursuant to the tender offer and consent solicitation, the Company expects to incur an extraordinary loss in the fourth quarter of 1996 of approximately $17.1 million, representing the excess of the aggregate purchase price of the new notes (including consent fees) over their carrying value as of the date of the consummation of the refinancing.

    The 8 1/2% Convertible Subordinated Debentures due 2000 and 7 7/8% Convertible Subordinated Notes due 1999 remain outstanding in the aggregate principal amounts of $26.9 million and $34.4 million, respectively. These subordinated debts are convertible into the Company's Common Stock or a combination of Common and Preferred Stock.

    At September 30, 1996, the Company has $161 million face amount of public debt outstanding, requiring $18.5 million in annual cash interest payments. The outstanding preferred stock is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $47.1 million at September 30, 1996, including such dividend arrearages. Dividends are prohibited under the existing credit facility. A new credit facility expected to be executed in the fourth quarter will permit the Company to make a one-time $4.6 million payment of such dividend arrearages. The Board of Directors of the Company, however, has not determined whether to make any payments with respect to dividend arrearages at this time, and any such payment must not be prohibited under applicable corporate law.

    In February 1996, the Company repaid outstanding bank borrowings of $30.0 million under its prior credit facility with proceeds from the Contour Transaction. In connection with the Contour Transaction, the Company entered into the existing credit facility. At September 30, 1996, $7.0 million was outstanding under the existing credit facility.

    Interest on borrowings under the existing credit facility is payable at a rate equal to (i) the higher of 1/2% above the agent bank's prime rate or 1% above the federal funds rate in effect from time to time or (ii) at the Company's election, 1 1/2% above a quoted Libor rate, together with a quarterly commitment fee equal to 3/8% per annum of the unused portion of the available borrowing base. The agreement for the existing credit facility requires the payment of interest only until March 15, 1999, when all borrowings will be repayable, subject to mandatory prepayment with net proceeds from asset sales in excess of related borrowing base reductions.

    Borrowings under the existing credit facility are secured by mortgages on substantially all of the oil and gas assets of Kelley, together with a security interest in production proceeds from oil and gas sales. The agreement covering the existing credit facility prohibits the payment of dividends, requires the consent of the lenders for third party borrowings or extraordinary transactions and provides for restrictive financial covenants, including a maximum ratio of total funded debt to earnings before interest, taxes and noncash charges and a minimum interest coverage ratio.

    A new credit facility is anticipated to become effective during December 1996. However, while the Company has received a satisfactory term sheet regarding the new credit facility from its agent bank, there can be no assurance that definitive agreements will be executed. The Company expects that the new credit facility will be a revolving credit arrangement with a four-year term in an amount tied to a borrowing base which will increase from $35.0 million under its existing credit facility to approximately $60.0 million. The Company expects that the new credit facility will have an improved fee and interest rate structure compared to its existing credit facility. Otherwise, it will carry forward the material terms of the existing credit facility, including guarantees by the significant Kelley entities and mortgages of substantially all of Kelley's oil and gas properties and the proceeds therefrom.

    Pursuant to the second stage of Contour's equity investment in the Company, Contour has committed to provide an additional $27.0 million in equity financing upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations, but in no event later than January 2000. While exercise of such commitment cannot be assured prior to January 2000, any proceeds received pursuant to such commitment will reduce Kelley's dependence on outside financing to support subsequent drilling and acquisition activities.

    During 1996, Kelley's capital expenditures continue to be focused on development drilling in north Louisiana, where Kelley currently expects to participate in drilling a total of approximately 70 gross wells, subject to regulatory and third party consents. In addition, Kelley plans to balance its drilling strategy by pursuing acquisition opportunities to expand its reserve base and operating areas, while also exploring various options for developing its higher potential exploratory prospects in south Louisiana. Kelley has an active program for ongoing evaluation of opportunities meeting its acquisition criteria. There can be no assurance that attractive acquisition candidates will be available to the Company on terms it deems reasonable or that any completed acquisition will ultimately prove to be a successful undertaking by the Company.

    The Company anticipates that, except for any significant property acquisitions, business combinations or development required by exploratory success (and subject to price stability), cash flow from operations, and borrowings under the new credit facility will be adequate to fund Kelley's debt service obligations, expected capital expenditure requirements and working capital needs for the foreseeable future. To fully realize Kelley's objectives for property development and acquisitions, however, the Company may be required to pursue additional financing alternatives.

    CAPITAL COMMITMENTS. In February 1994, the 1994 DDP completed a public offering of 20,864,414 units at $3.00 per unit on a preemptive basis to Unitholders in Kelley Partners. Kelley Oil subscribed for 18,821,655 units in addition to its 3.94% general partner interest in the 1994 DDP. An additional 342,234 units were subscribed by

Kelley Oil following investor defaults, increasing its ownership interest to 92.15% and its total investment commitment to $60.1 million. As of September 30, 1996, Kelley Oil's remaining subscription commitment aggregated $5.8 million, on which Kelley Oil is paying interest at a market rate.

    INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.


                        PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS

         (1) Indenture dated October 15, 1996 by and between the Company and certain guarantors named therein and the United States Trust Company of New York.

         (2) Registration Agreement dated October 25, 1996 by and between the Company and Morgan Stanley Inc.

         (3) First supplement to the Indenture dated October 28, 1996 by and between the Company and certain guarantors named therein and The Chase Manhattan Bank.

         (4)  Note governing 10-3/8% subordinated debentures.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KELLEY OIL & GAS CORPORATION


Date: November 14, 1996                By:       /s/  WILLIAM C. RANKIN
                                          -------------------------------------
                                                    William C. Rankin
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                              (Principal Accounting Officer)