Form 10-K
period 1996-12-31
KELLEY OIL & GAS CORP
filed 1997-03-31
CIK 930529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 0-25214

                          KELLEY OIL & GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       76-0447267
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       601 JEFFERSON - SUITE 1100
             HOUSTON, TEXAS                                       77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
8 1/2% Convertible                               American Stock Exchange
Subordinated Debentures
due 2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
Common Stock                               Nasdaq National Market

$2.625 Convertible                         Nasdaq National Market
Exchangeable Preferred
Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 25, 1997, 98,295,077 shares of Common Stock and 1,745,431 shares of Preferred Stock were outstanding, and the aggregate market value of shares held by unaffiliated stockholders was approximately $119,450,807 and $44,290,312, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

           Kelley Oil & Gas Corporation, incorporated in Delaware in 1994 (the "Company"), with its subsidiaries and subsidiary partnerships ( "Kelley"), is engaged in the acquisition, exploration, development, and production of oil and natural gas. The Company's strategy is to increase reserves, production and cash flow in a cost-efficient manner through the development and exploration of Kelley's existing properties and acquisitions of oil and gas reserves. The Company's executive offices are located at 601 Jefferson Street, Suite 1100, Houston, Texas 77002, and its telephone number is (713) 652-5200.

           As used in this Report, "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel or 42 U.S. gallons liquid volume, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, "Mmcfe" means million cubic feet of natural gas equivalent, "Bcfe" means billion cubic feet of natural gas equivalent, and "MMBtu" means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

           THE CONSOLIDATION (1994-1995). The Company was formed in 1994 to consolidate the equity ownership of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") and Kelley Oil Corporation ("Kelley Oil"). Prior to the Consolidation, drilling activities were conducted jointly by Kelley Partners and Development Drilling Programs ("DDPs") sponsored by Kelley Oil for that purpose. Historically, Kelley Oil (the managing general partner of Kelley Partners) participated proportionately in these operations, with Kelley Partners retaining one-third of its working interest in each prospect and assigning drilling rights for the balance of its interest to a DDP. In addition to serving as managing general partner of each DDP, Kelley Oil purchased for its own investment account all units in DDPs that were not subscribed preemptively by other investors in Kelley Partners. In the Consolidation, Kelley Oil retained direct ownership of the interests in the remaining DDPs sponsored during 1994 and 1992 aggregating 92.2% and 84.3%, respectively. The Consolidation was completed on February 7, 1995 upon approval by investors in Kelley Partners and Kelley Oil.

           In the Consolidation, the outstanding capital stock of Kelley Oil and units in Kelley Partners ("Units") held by investors other than Kelley Oil and its subsidiaries ("public unitholders") were converted into a total of 43.7 million shares of Common Stock of the Company, 2.4 million shares of the Company's $2.625 convertible exchangeable preferred stock ("Public Preferred Stock") and 2.2 million shares of cumulative convertible preferred stock ("ESOP Preferred Stock") held by its Employee Stock Ownership Plan (the "ESOP"). As a result of the Consolidation, Kelley Oil became a wholly-owned subsidiary of the Company, and Kelley Partners became a 99.99%-owned subsidiary partnership. The Consolidation was treated as a purchase of the public unitholders' interests in Kelley Partners by the Company for financial accounting purposes. Accordingly, historical financial and reserve information presented in this document reflects Kelley Oil's historical results on a stand-alone basis prior to the Consolidation, with the results of Kelley's combined operations recorded thereafter.

           THE CONTOUR TRANSACTION (1996). In January 1996, the Company entered into agreements with Contour Production Company L.L.P. ("Contour") which provided for a two-stage equity investment of $75 million in the Company by Contour. On February 15, 1996, the first stage of the equity investment was completed through Contour's $48 million purchase of newly issued shares of the Company's common stock, $.01 par value ("Common Stock"), representing on such date 49.8% of the voting shares of the Company (the "Contour Transaction"). Additionally, the Company entered into an option agreement (the "Contour Option"), under which Contour has committed to provide the Company with $27 million in additional equity financing through an option to purchase 27 million shares (the "Maximum Option Number") of Common Stock upon satisfaction of certain conditions.

           ACQUISTION OF PROPERTIES. On September 30, 1996, Kelley closed the purchase of interests in certain undeveloped reserves located in the Sibley, Sailes, West Bryceland and Ada fields in the Vacherie Salt Dome area of north Louisiana on properties operated by Kelley. The purchase price for the interest was $10 million, and all capital costs, and all operating revenues and expenses incurred since July 1, 1996 with respect to such interests were for the account of Kelley.

           INDUSTRY PARTNERSHIP. Pursuant to the terms and conditions of a joint venture with a unit of The Williams Companies, Inc., ("Williams") effective December 1, 1996, Williams purchased an undivided 50% interest in Kelley's interest in its 27,000 net acreage position as well as 50% of Kelley's interest in 23 wells and related facilities in this area (including Orange Grove/Humphreys and Ouiski Bayou fields), in Terrebonne Parish, Louisiana. The total purchase price was $20.5 million, a portion of which is committed under the joint venture to drill up to eight exploration prospects in such area. Pursuant to the joint venture, Kelley and Williams have begun an exploratory drilling program on their south Louisiana properties.

OPERATIONS AND PROPERTIES

           INTRODUCTION. Kelley is engaged in oil and natural gas exploration, development, production and acquisitions. Kelley's activities currently are concentrated primarily in two geographic areas: north Louisiana and south Louisiana. At December 31, 1996, approximately 89% of Kelley's proved reserves were located on 48,060 gross (22,705 net) acres within four fields in Webster and Bienville Parishes of north Louisiana, where activities are focused on lower-risk development drilling. Substantially all of the balance of Kelley's proved reserves are located in south Louisiana, primarily in Terrebonne Parish. Kelley's exploration activities are focused on existing leaseholds in Terrebonne Parish where successful wells generally have the potential for larger reserves and production as compared to development wells in north Louisiana. Kelley is utilizing advanced geophysical techniques to re-evaluate and refine interpretations of Kelley's 3-D seismic database.

           DESCRIPTION OF PROPERTIES. Kelley's properties are located principally in Louisiana. As of January 1, 1997, Kelley owned interests in a total of 411 gross (165.9 net) producing wells, of which 230 wells were operated by Kelley, accounting for 82% of Kelley's current production. As of that date, Kelley had leaseholdings covering 88,559 gross (34,015 net) developed acres and 30,027 gross (16,438 net) undeveloped acres. Approximately 97% of Kelley's proved oil and gas reserves (by energy content) as of January 1, 1997, was natural gas. The reserves to production ratio for these properties (based on 1996 production rates) was estimated to be 12.3 as of January 1, 1997.

           SIGNIFICANT PROPERTIES. Kelley's core natural gas properties in north Louisiana are located in the Sailes, Sibley, West Bryceland and Ada fields of Webster and Bienville Parishes, while its core properties in south Louisiana are concentrated in Terrebonne Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations. Substantially all of Kelley's oil and gas properties are pledged to secure borrowings under the Company's existing credit facility. The following table sets forth certain information about Kelley's interests in its most significant fields, together with information for all other fields combined. See "Estimated Proved Reserves-Uncertainties in Estimating Reserves."

                          SIGNIFICANT PROVED PROPERTIES
                                 (IN THOUSANDS)

                                                 PROVED RESERVES AT JANUARY 1, 1997                     1996 PRODUCTION
                                           ---------------------------------------------  ----------------------------------------
                                                                     GAS                                          GAS
                                           OIL       GAS          EQUIVALENT               OIL     GAS         EQUIVALENT
PROPERTY                                 (MBBLS)    (MMCF)          (MMCFE)       %      (MBBLS)  (MMCF)         (MMCFE)       %
--------                                 ---------------------    -----------  ------   -------------------    ----------    -----
NORTH LOUISIANA:
   Sailes field.........................     231        95,923        97,309     31.8       38        6,753        6,981     28.1
   West Bryceland field.................     176        90,974        92,030     30.0       12        4,289        4,361     17.5
   Sibley field.........................     131        60,377        61,163     20.0       10        5,780        5,840     23.5
   Ada field............................      42        23,318        23,570      7.7        3        1,244        1,262      5.1
SOUTH LOUISIANA(1):
   Orange Grove/Humphreys field.........     104         6,111         6,735      2.2       40        1,703        1,943      7.8
   Ouiski Bayou field...................     104         1,222         1,846       .6       24          611          755      3.0
   Fire Island field....................      21         1,056         1,182       .4       14          667          751      3.0
OTHER:
   As a group...........................     657        18,653        22,595      7.3       91        2,419        2,965     12.0
                                        --------    ----------    ----------   ------    -----    ---------    ---------   ------
      Total.............................   1,466       297,634       306,430    100.0      232       23,466       24,858    100.0
                                        ========    ==========    ==========   ======    =====    =========    =========   ======

      (1) Effective December 1, 1996, Kelley entered into a joint venture whereby it sold 50% of its net acreage position as well as 50% of its interest in 23 wells and related facilities in the Houma Embayment, including in the Orange Grove/Humphreys and Ouiski Bayou fields. See "Management's Discussion and Analysis of Financial Position and Results of Operations."


           ADDITIONAL INFORMATION REGARDING THESE FIELDS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1996, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1997:

           NORTH LOUISIANA. Kelley's operations in this region are focused primarily on four contiguous fields in the Vacherie Salt Dome area. Production is primarily from the Hosston Sandstone interval with an average thickness of 3,000 feet. Wells are typically drilled to a maximum depth of approximately 10,500 feet. Operations in this region do not typically experience high formation pressures or significant associated liquid production or salt water disposal. Recently, increases in recoveries from north Louisiana wells have been achieved from revised interpretations of geological fault systems, revised fracture stimulation techniques and regulatory changes that allowed the commingling of production from multiple zones.

           SIBLEY FIELD. The Sibley field is located in Webster Parish, Louisiana. The Sibley field proved reserves are 86.1% developed and 50.4% producing. Kelley has interests in 63 gross (16.7 net) wells producing primarily from the Hosston formation at depths ranging from 6,000 to 9,000 feet. Kelley operates 28 of the wells. Kelley completed as producers 21 gross (6.4 net) wells in the Sibley field during 1996, and was in the process of drilling/completing 3 gross (0.5 net) wells in this field on December 31, 1996.

           SAILES FIELD. The Sailes field is located in Bienville Parish, Louisiana. The Sailes field proved reserves are 47.5% developed and 35.2% producing. Kelley has interests in 88 gross (48.4 net) wells producing from the Hosston formation at depths ranging from 7,000 to 10,500 feet. Kelley operates 71 of the wells. Kelley completed as producers 15 gross (9.1 net) wells in the Sailes field during 1996, and was in the process of drilling/completing 4 gross (2.3 net) wells in this field on December 31, 1996.

           WEST BRYCELAND FIELD. The West Bryceland field is located in Bienville Parish, Louisiana. The West Bryceland field proved reserves are 60.7% developed and 41.0% producing. Kelley had interests in 74 gross (28.1 net) wells producing from the Hosston formation at depths ranging from 6,500 to 10,500 feet. Kelley operates 40 of the wells. Kelley completed as producers 20 gross (9.9 net) wells in the West Bryceland field during 1996, and was in the process of drilling/completing 4 gross (2.5 net) wells in this field on December 31, 1996.

           ADA FIELD. The Ada field is located in Bienville and Webster Parishes, Louisiana. The Ada field proved reserves are 39.0% developed and 15.7% producing. Kelley has interests in 18 gross (8.1 net) wells producing primarily from the Hosston formation at depths ranging from 6,000 to 10,000 feet. Kelley operates 10 of the wells. Kelley completed as producers 2 gross (0.8 net) wells in the Ada field during 1996, and was in the process of drilling/completing 1 gross (0.4 net) well in this field on December 31, 1996.

           SOUTH LOUISIANA. Kelley's operations in this region primarily are focused on four fields in the Houma Embayment area and one field in nearby Vermilion Parish. The Houma Embayment is composed of high-quality reservoir rock, contributing to high production rates and multiple objectives. Wells are typically drilled to a depth of approximately 11,000 to 17,000 feet. Kelley's south Louisiana properties generally are located in close proximity to transportation and market locations, and production therefrom generally receives higher prices because of its rich condensate content. The Company believes these factors partially offset the higher operating costs associated with higher formation pressures, salt water disposal and liquid hydrocarbon handling associated with the region. Kelley operates an aggregate of 54 gross (39.1 net) wells in this region and had 1 gross (0.5 net) wells in progress at December 31, 1996. Kelley's average working interest in these properties is approximately 72%. The three most significant fields are described below.

           ORANGE GROVE/HUMPHREYS FIELD. The Orange Grove/Humphreys field is located in Terrebonne Parish, Louisiana. As of year-end, all Orange Grove/Humphreys field proved reserves are developed and 48% producing. Kelley has interests in 12 gross (3.8 net) wells producing primarily from the Miocene 1st Hollywood and Bourg formations at depths ranging from 2,500 to 13,900 feet. Kelley operates 11 of the wells. Kelley was in the process of drilling one gross (.5 net) well in this field on December 31, 1996.

           OUISKI BAYOU FIELD. The Ouiski Bayou field is located in Terrebonne Parish, Louisiana. As of year-end, all Ouiski Bayou field proved reserves were developed and producing. Kelley has interests in 3 gross (1.3 net) wells producing from the Cib op and KK formations at depths ranging from 14,880 to 18,000 feet. Kelley operates all of the wells.

           FIRE ISLAND FIELD. The Fire Island field is located in Vermilion Parish, Louisiana. As of year-end, all Fire Island proved reserves were developed and producing. Kelley has an interest in 1 gross (0.95 net) well, which is operated by Kelley producing from the MA-36 formation at a depth of 14,400 feet.

ESTIMATED PROVED RESERVES

           GENERAL. Reserve estimates contained herein were prepared by H. J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers, as of January 1, 1997 and 1996, and were prepared by Kelley and reviewed by Gruy at January 1, 1995.

           QUANTITIES. The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by Kelley for the years ended December 31, 1994, 1995 and 1996 and principal components of the changes in the quantities of reserves for each of the periods then ended. Proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

                            ESTIMATED PROVED RESERVES

                                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                             1994                      1995                      1996
                                                     ---------------------     --------------------      -------------------
                                                        OIL          GAS          OIL          GAS         OIL          GAS
                                                     (MBBLS)       (MMCF)       (MBBLS)      (MMCF)      (MBBLS)      (MMCF)
PROVED RESERVES:
   Beginning balance.................................   1,114       64,875        1,236      93,612        1,387      196,273
   Revisions of previous estimates...................      75       16,055       (1,324)    (64,027)         (89)     (30,519)
   Purchases of oil and gas properties...............      --           --        1,756     127,962           57       30,844
   Extensions and discoveries........................     218       19,379          156      66,864          477      128,692
   Sale of oil and gas properties....................      --           --         (118)    (10,388)        (134)      (4,190)
   Production........................................    (171)      (6,697)        (319)    (17,750)        (232)     (23,466)
                                                     --------    ---------     --------   ---------      -------    ---------
      Ending balance.................................   1,236       93,612        1,387     196,273        1,466      297,634
                                                     ========    =========     ========   =========      =======    =========
PROVED DEVELOPED RESERVES:
   Producing.........................................     414       28,806          669      63,488          608      113,831
   Non-producing.....................................     260       19,665          528      47,799          369       59,634
                                                     --------    ---------     --------   ---------      -------    ---------
      Total proved developed.........................     674       48,471        1,197     111,287          977      173,465
                                                     ========    =========     ========   =========      =======    =========

           UNCERTAINTIES IN ESTIMATING RESERVES. Oil and gas proved reserves cannot be measured exactly. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Further, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. In addition, the estimates of future net revenues from proved reserves of Kelley and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience.

           Detailed information concerning Kelley's standardized measure of discounted future net cash flows is contained in the Supplementary Financial Information included in Note 13 to the Company's Consolidated Financial Statements. The Company has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in filings with the SEC.

PRODUCTION, PRICE AND COST HISTORY

           The following table sets forth certain production data, the average sales prices and average production expenses attributable to Kelley's properties on a historical basis for 1994, 1995 and 1996, and on a pro forma basis for 1994 amd 1995 after giving effect to the Consolidation as of January 1, 1994. Detailed additional information concerning Kelley's oil and gas production activities is contained in the Supplementary Financial Information included in
Note 13 to the Consolidated Financial Statements.

                                                                               YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                             1994         1995         1994         1995          1996
                                                           ---------    ---------   ---------    ---------      -------
                                                                                     PRO FORMA   PRO FORMA
PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls)...............      171          319         446          348          232
   Natural gas (Mmcf)......................................    6,697       17,750      18,141       18,828       23,466
   Natural gas equivalent (Mmcfe)..........................    7,723       19,664      20,817       20,916       24,858
AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hyrocarbons (per Bbl)..............  $ 16.31        17.37       16.30        17.31        22.11
   Natural gas (per Mcf)...................................     1.89         1.71        1.87         1.72         2.30
   Natural gas equivalent (per Mcfe).......................     2.01         1.83        2.03         1.84         2.37
AVERAGE PRODUCTION EXPENSES (PER MCFE).....................     0.49         0.55        0.59         0.55         0.43

PRODUCTION PERFORMANCE

           Kelley's equivalent gas production for 1996 represents an 18.8% increase when compared to 1995 pro forma production and reflects primarily the results of the expanded six-rig north Louisiana development activities initiated in the second quarter of 1996, net of the production sold near year-end 1996. On a pro forma basis, equivalent gas production in 1995 was essentially unchanged from 1994. Kelley's production in 1994 and 1995 was adversely affected by several factors, including production declines in its south Louisiana properties where certain major wells performed below expectations, disappointing drilling results in south Louisiana and the sale of nonstrategic properties in July 1995.

           In 1995 and 1996, revised completion techniques contributed to higher initial flow rates in many of Kelley's new north Louisiana wells, some of which were not completed and brought on production until late in 1995 and thus did not contribute significantly to production until 1996. By the second quarter of 1996, the Company had expanded its drilling program in north Louisiana with as many as six drilling rigs operating in the area over the last nine months of the year. As a result, after declining to a total of approximately 5.1 Bcfe in the fourth quarter of 1995, equivalent gas production increased 49.0% to 7.6 Bcfe during the fourth quarter of 1996.

PRODUCTIVE WELLS AND ACREAGE

           As of December 31, 1996, Kelley had leaseholdings comprising 88,559 gross (34,015 net) developed acres and 30,027 gross (16,438 net) undeveloped acres, all located within the continental United States. The oil and gas leases in which Kelley has an interest are for varying primary terms and many, particularly in south Louisiana, require the payment of delay rentals in lieu of drilling operations. In north Louisiana, most of Kelley's leasehold interests are held by production; that is, so long as natural gas and oil are produced from the properties covered thereby, the leases continue indefinitely. The leases may be surrendered at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

           As of December 31, 1996, Kelley had working interests in 387 gross (158.7 net) productive gas wells and 24 gross (7.2 net) productive oil wells (including producing wells and wells capable of production). The following table sets forth Kelley's ownership interests in its leaseholds as of December 31, 1996.
                        DEVELOPED(1)                     UNDEVELOPED(2)
               -------------------------          -------------------------
               GROSS ACRES     NET ACRES          GROSS ACRES     NET ACRES
               -----------    ----------          -----------     ---------
Louisiana......    79,419         33,718               29,904        16,352
Texas..........     6,667            221                  123            86
Other states...     2,473             76                   --            --
               ----------     ----------          -----------    ----------
   Total.......    88,559         34,015               30,027        16,438
               ==========     ==========          ===========    ==========
      (1) Acres spaced or assignable to productive wells.

      (2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether that acreage contains proved reserves.

DEVELOPMENT AND EXPLORATION

           The following table sets forth the number of gross and net productive and dry development wells and exploratory wells drilled by Kelley in north Louisiana and in south Louisiana and elsewhere during the periods indicated, with pro forma information giving effect to the Consolidation as of January 1, 1994.

                                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                          1994                       1995                     1996
                                                  ---------------------     --------------------      -------------------
                                                    GROSS         NET         GROSS         NET        GROSS         NET
                                                    -----         ---         -----         ---        -----         ---
                                                        PRO FORMA                 PRO FORMA
                                                  ---------------------     --------------------
NORTH LOUISIANA:
   Exploratory wells:
      Oil.........................................      --           --           --          --           --           --
      Natural gas.................................      --           --           --          --           --           --
      Dry.........................................      --           --           --          --           --           --
                                                  --------     --------     --------     -------      -------     --------
        Total.....................................      --           --           --          --           --           --
                                                  ========     ========     ========     =======      =======     ========
   Development wells:
      Oil.........................................      --           --            1         .05            1          .03
      Natural gas.................................      22         8.53           22        9.26           65        31.63
      Dry.........................................      --           --           --          --            3         1.74
                                                  --------     --------     --------     -------      -------     --------
        Total.....................................      22         8.53           23        9.31           69        33.40
                                                  ========     ========     ========     =======      =======     ========
   Total north Louisiana:
      Producing...................................      22         8.53           23        9.31           66        31.66
      Dry.........................................      --           --           --          --            3         1.74
                                                  --------     --------     --------     -------      -------     --------
        Total.....................................      22         8.53           23        9.31           69        33.40
                                                  ========     ========     ========     =======      =======     ========
SOUTH LOUISIANA AND OTHER:
   Exploratory wells:
      Oil.........................................      --           --           --          --           --           --
      Natural gas.................................       3         2.09           --          --           --           --
      Dry.........................................       3         2.78            1         .95           --           --
                                                  --------     --------     --------     -------      -------     --------
        Total.....................................       6         4.87            1         .95           --           --
                                                  ========     ========     ========     =======      =======     ========
   Development wells:
      Oil.........................................      --           --           --          --           --           --
      Natural gas.................................       6         4.57            4        3.78           --           --
      Dry.........................................       1          .89            1         .95           --           --
                                                  --------     --------     --------     -------      -------     --------
        Total.....................................       7         5.46            5        4.73           --           --
                                                  ========     ========     ========     =======      =======     ========
   Total south Louisiana and other:
      Producing...................................       9         6.66            4        3.78           --           --
      Dry.........................................       4         3.67            2        1.90           --           --
                                                  --------     --------     --------     -------      -------     --------
        Total.....................................      13        10.33            6        5.68           --           --
                                                  ========     ========     ========     =======      =======     ========

           As of December 31, 1996, Kelley had 4 gross (2.13 net) development wells in progress, all in north Louisiana, and 1 gross (.50 net) exploratory well in progress in south Louisiana.

           TITLE TO PROPERTIES. Kelley's properties, in addition to being mortgaged to secure the Company's existing credit facility, are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other customary burdens, including other mineral encumbrances and restrictions. The Company does not believe that any mortgage, lien or other burden materially interferes with the use of such properties in the operation of Kelley's business.

           The Company believes that Kelley has satisfactory title to or rights in all of its producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made, and title opinions of local counsel are generally obtained before commencement of drilling operations or at least in connection with the preparation of division orders when production is obtained and the revenues therefrom are allocated.

MARKETING OF NATURAL GAS AND CRUDE OIL

           Kelley does not refine or process any of the oil and natural gas it produces. The natural gas production of the Company and its subsidiaries is sold to various purchasers and Kelley currently is able to sell, under contract or in the spot market, all of its natural gas at market prices. Substantially all of Kelley's natural gas is sold under short-term contracts, contracts providing for periodic price adjustments or in the spot market. Its revenue streams are therefore sensitive to changes in current market prices. Kelley's sales of crude oil, condensate and natural gas liquids generally are made at prices related to posted field prices.

           In addition to marketing Kelley's natural gas production, a subsidiary of the Company secures gas transportation arrangements, provides nomination and gas control services, supervises gas aggregation operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing and monitoring functions. Another subsidiary of the Company coordinates the connection of newly drilled wells to various pipeline systems, performs gas market surveys and oversees gas balancing with its various gas gatherers and transporters. For 1995 and 1996, the marketing fee for such services was 2% of the resale price for marketed natural gas. The Company considers these arrangements customary among natural gas producers and their marketing affiliates. See "Selected Financial Data" and the Consolidated Financial Statements included elsewhere in this Report for information as to the Company's net gas marketing revenues, which include the marketing fees received by its subsidiary.

           Kelley believes that its activities are not currently constrained by a lack of adequate transportation systems or system capacity and does not foresee any material disruption in available transportation for its production. However, there can be no assurance that Kelley will not encounter these constraints in the future. In that event, Kelley would be forced to seek alternate sources of transportation and may face increased costs.

HEDGING OF NATURAL GAS

           Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

COMPETITION

           Kelley operates in a highly competitive environment. Competition is encountered in acquiring reserves, marketing oil and natural gas and securing trained personnel. Many of Kelley's larger competitors have financial and personnel resources substantially greater than those available to Kelley. Such companies may be able to pay more for productive oil and natural gas properties and to define, evaluate, bid for and purchase a greater number of properties than Kelley's financial or personnel resources permit. Kelley's ability to acquire additional reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. There can be no assurance that Kelley will be able to compete successfully in the future in acquiring reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel, and raising additional capital.

REGULATION OF OIL AND GAS MARKETS

           Kelley's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with those rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases Kelley's cost of doing business and, consequently, affects its profitability. However, Kelley does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Because of the numerous and complex federal and state statutes and regulations that may affect Kelley, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting Kelley's operations.

           TRANSPORTATION AND SALE OF NATURAL GAS. Prior to January 1, 1993, various aspects of Kelley's natural gas operations were subject to regulations by the FERC under the Natural Gas Act of 1938 (the "NGA") and the NGPA with respect to "first sales" of natural gas, including price controls and certificate and abandonment authority regulations. However, as a result of the enactment of the Decontrol Act, the remaining "first sales" restrictions imposed by the NGA and the NGPA terminated on January 1, 1993.

           The FERC regulates interstate natural gas pipeline transportation rates and service conditions. This affects the marketing of gas produced by Kelley, and the revenues it receives for sales of natural gas. Since 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's most recent action in this area, Order No. 636, reflected its finding that, under the then-existing regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline services restructuring proceedings, designed specifically to "unbundle" the services provided by many interstate pipelines (for example, transportation, sales and storage) so that buyers of natural gas may secure supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in the restructuring proceedings, and a number of pipelines have filed tariff sheets reflecting refinements in the implementation of Order No. 636 following three years of operation under the program. In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price that shippers can charge for released capacity. The FERC also has issued a new policy regarding the use of nontraditional methods of setting rates for interstate gas pipelines in certain circumstances as alternatives to cost-of-service based rates. A number of pipelines have obtained FERC authorization to charge negotiated rates as one alternative.

           Although the FERC's actions, such as Order No. 636, do not regulate gas producers such as Kelley, these actions are intended to foster increased competition within all phases of the natural gas industry. To date, the FERC's pro- competition policies have not materially affected Kelley's business or operations. On a prospective basis, however, these orders may substantially increase the burden on the producers and transporters to nominate and deliver on a daily basis a specified volume of natural gas. Producers and transporters that deliver deficient volume or volumes in excess of their daily nominations could be subject to additional charges by the pipeline carriers.

           The U.S. Court of Appeals for the District of Columbia Circuit affirmed FERC's Order No. 636 restructuring rule and remanded certain issues for further explanation or clarification. Numerous petitions seeking judicial review of the individual pipeline restructuring orders are currently pending in that court. It is not possible to predict what, if any, effect the order on remand or the court's decision in the individual pipeline cases will have on the Company. The Company does not believe, however, that it will be affected any differently than other gas producers or marketers with which it competes.

           Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. Kelley cannot predict when or if any such proposals might become effective or their effect, if any, on Kelley's operations. The natural gas industry historically has been very heavily regulated, and there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely.

           TRANSPORTATION AND SALE OF CRUDE OIL. Sales of crude oil and condensate can be made by Kelley at market prices not subject at this time to price controls. The price that Kelley receives from the sale of these products is affected by the cost of transporting the products to market. Commencing in October 1993, the FERC issued a series of orders (Order Nos. 561 and 561-A) in which it revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which became effective January 1, 1995, provide a simplified, generally applicable method for regulating rates by use of an index for setting rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional costs of service and other methods of ratemaking. On October 28, 1994, the FERC issued two separate orders (Nos. 571 and 572), adopting additional regulations governing rates that an oil pipeline may be authorized to charge. Order No. 571 authorizes a pipeline to implement cost-of-service based rates, provided it can demonstrate that there is a substantial divergence between the actual costs experienced by the carrier and the indexed rate that the pipeline is directed to charge under Order No. 561. In Order No. 572, the FERC adopted regulations that authorize a pipeline to charge market-based rates, provided it can demonstrate that it lacks significant market power in the market(s) in which it proposes to charge those rates. These rules have been affirmed by the U.S. Court of Appeals for the District of Columbia Circuit. The effect that these new rules may have on moving Kelley's liquid products to market cannot yet be determined.

           REGULATION OF PRODUCTION. The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which Kelley owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas Kelley can produce from its wells and to limit the number of wells or the locations at which Kelley can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

ENVIRONMENTAL REGULATIONS

           GENERAL. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect Kelley's operations and costs. In particular, Kelley's exploration, development and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing regulations increases Kelley's overall cost of business. Affected areas include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities.

           The Company incurs some expenses related to the disposition of drilling fluids and produced waters, but these costs do not constitute a material expense. The Company anticipates that it will incur additional expenses related to compliance with environmental regulations at the time it abandons a producing property or lease. The amount of these costs will vary, but based on the Company's experience, the amount and timing of these costs should not materially increase its overall cost of business. In addition, the Company does not anticipate that it will be required to make any significant capital expenditures to comply with current environmental requirements.

           Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Company is unable to predict the ongoing cost to comply with these laws and regulations or their future impact on its operations. However, the Company does not believe that changes to these regulations will materially adversely affect Kelley's competitive position because its competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject Kelley to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. Kelley maintains insurance, which may provide some protection against environmental liabilities, but the coverage of the insurance and the amount of protection afforded for any particular possible environmental liability may not be adequate to protect Kelley from substantial expense.

           WATER. The Oil Pollution Act (the "OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (the "FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill into navigable waters, along shorelines or in an exclusive economic zone. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which Kelley operates also have enacted similar laws. Regulations are being developed under both the OPA and state laws that may impose additional regulatory burdens on the Company.

           The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency ("EPA") has promulgated regulations that require many oil and gas production operations to obtain permits to discharge storm water runoff. The Company believes that compliance with existing permits and with foreseeable new permit requirements will not have a material adverse effect on Kelley's financial condition or results of operations.

           AIR EMISSIONS. The operations of Kelley are subject to the Federal Clean Air Act and comparable state and local statutes. The Company believes that Kelley's operations are in substantial compliance with these statutes.

           Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes implementation of such amendments will not have a material adverse effect on Kelley's financial condition or results of operations.

           SOLID WASTE. The Federal Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, Kelley is not required to comply with a substantial portion of RCRA's requirements because its operations generate minimal quantities of hazardous wastes. However, at various times in the past, proposals have been made to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous waste under RCRA. Repeal or modification of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste to be managed and disposed of by Kelley. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. These changes in the regulations may result in additional capital expenditures or operating expenses by Kelley.

           SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, Kelley may generate waste that may fall within CERCLA's definition of a "hazardous substance." Kelley may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which covered wastes have been disposed.

           Kelley currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although Kelley has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under these properties or on or under other locations where the wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Kelley's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under those laws, Kelley could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

           ENVIRONMENTAL. Operations on Kelley's properties may generally be liable for clean-up costs to the federal government for up to $50 million for each discharge of oil or hazardous substances under the Federal Clean Water Act, up to $350 million for each oil discharge under the Oil Pollution Act of 1990 and for up to $50 million plus response costs for hazardous substance contamination under CERCLA. Kelley may also be subject to liability for any violation of the RCRA. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages on claims by the state or private parties. In addition, the EPA requires producers such as Kelley to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and requires permits to authorize the discharge of pollutants into those waters. State and local permits or approvals may also be needed for waste-water discharges and air pollutant emissions. Violations of environment related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Kelley believes its operations comply with environmental regulations, permits and lease conditions.

           ENERGY POLICY ACT. The Energy Policy Act of 1992 (the "Energy Act") was enacted to promote vehicle fuel efficiency and the development of renewable energy sources such as hydroelectric, solar, wind and geothermal energy. Other provisions of the Energy Act include initiatives for reducing restrictions on certain natural gas imports and exports and for expanding and deregulating natural gas markets. While these provisions could have a positive impact on Kelley's natural gas sales on a long term basis, any positive impact could be offset by measures promoting the use of alternative energy sources other than natural gas. The impact of the Energy Act on Kelley has not been material.

EMPLOYEES

           As of January 1, 1997, Kelley had 70 employees, as compared to 85 as of January 1, 1996. Kelley's staff includes employees experienced in acquisitions, geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. None of Kelley's employees is represented by a union. Kelley has never experienced an interruption in its operations from any kind of labor dispute, and its working relationships with its employees are satisfactory.

ITEM 3.   LEGAL PROCEEDINGS

           Following Kelley Oil's announcement of the initial proposal for the Consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the Consolidation and the 1991 DDP Exchange. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on the revised Consolidation proposal negotiated by a special committee of Kelley Oil's nonmanagement directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the consolidation of all four lawsuits and the certification of a unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1.5 million, payable $0.3 million in cash and the balance in Common Stock of the Company. An appeal subsequently filed by the nonsettling plaintiff is currently pending in the United States Court of Appeals for the Fifth Circuit. Although the Company believes approval of the settlement and dismissal of the lawsuits should be upheld, it could be required, if not upheld, to litigate certain claims alleged in the lawsuits, including the adequacy and fairness of the exchange ratios for the Consolidation.

           Kelley is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of Kelley.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted for a vote of the Company's stockholders during the fourth quarter of 1996.
                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S SECURITIES AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock and Preferred Stock are traded on the Nasdaq National Market under the symbols "KOGC" and "KOGCP." Prior to the Consolidation, Kelley Oil's common stock ("KOIL Common Stock") and $2.625 convertible exchangeable preferred stock ("KOIL Preferred Stock") were traded on the NASDAQ Stock Market under the symbols "KOIL" and "KOILP." The price ranges presented below represent high and low sale prices for each quarter, as reported by the Nasdaq Stock Market. The reported prices reflect the commencement of trading in the KOIL Preferred Stock during May 1994 and the commencement of trading in the Company's Common Stock and Preferred Stock immediately after the Consolidation on February 8, 1995.

                                                          KOIL COMMON STOCK                   KOIL PREFERRED STOCK
                                                            MARKET PRICES                         MARKET PRICES
                                                       ------------------------                ----------------------
                                                        HIGH                LOW                HIGH              LOW
                                                       ------             ------               ----             -----
1995:
First quarter.........................................$ 4 7/8              3 3/4                  21            18 3/4
Second quarter........................................  6 3/8              4 1/4              25 1/2            20 1/4
Third quarter.........................................  5 7/8              2 3/4              24 3/8            16 1/2
Fourth quarter........................................  3 1/4              15/16              18 1/2             5 1/2

                                                          KOGC COMMON STOCK                   KOGC PREFERRED STOCK
                                                            MARKET PRICES                         MARKET PRICES
                                                       ------------------------                ----------------------
                                                        HIGH                LOW                HIGH              LOW
                                                       ------             ------               ----             -----
1996:
First quarter ........................................$ 3 5/16                 1              18 3/4             6 3/4
Second quarter........................................       4            2 3/16              22 5/8            15 1/4
Third quarter.........................................   4 1/8            2 9/16              26                20 3/8
Fourth quarter........................................   3 1/4            2 7/16              25                23 3/4

1997:
First quarter (through February 28, 1997).............$ 3 1/16             2 1/2              25 1/2            23 3/4

           As of the February 28, 1997, there were approximately 2,027 record holders of Common Stock and 246 record holders of Preferred Stock.

           Dividends on the Preferred Stock accrue quarterly at the rate of $.65625 per share. Three quarterly dividends on the Preferred Stock were paid at that rate commencing on May 1, 1995. In January 1996, the Company announced the suspension of dividend payments on the Preferred Stock to conserve cash. The Company's existing credit facility prohibits and the indenture governing its 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") restricts the payment of future preferred dividends, except that the Company's existing credit facility and the indenture permit a payment of up to $4.6 million of such dividend arrearages on or before May 1, 1997. In the event such payment is not made, the preferred stockholders will be entitled to elect two additional members to the Company's Board of Directors. As of February 28, 1997, the total amount of dividends in arrears was $5.7 million.


ITEM 6.  SELECTED FINANCIAL DATA

           The following tables present selected historical and pro forma financial data for the Company. The historical financial information at and for the years ended December 31 in each of the three years presented through 1994 is derived from the audited consolidated financial statements of Kelley Oil. The Consolidation was treated as a purchase of the Public Unitholders' interests in Kelley Partners by the Company for financial accounting purposes. Accordingly, the historical financial information for the year ended December 31, 1995 reflects Kelley Oil's historical results on a stand-alone basis through the date of the Consolidation in February 1995, with the results of combined operations recorded thereafter. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

           The pro forma financial information presented below is unaudited and gives effect to the Consolidation as of January 1, 1994. This information is presented for illustrative purposes only and is not necessarily indicative of the Company's future financial performance or results of operations.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                            1992         1993         1994         1995           1994         1995         1996
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
                                                                                                PRO FORMA   PRO FORMA
INCOME STATEMENT DATA:
Oil and gas revenues.....................$   18,098       19,711       15,487       36,042         42,348       38,550       59,016
Gas marketing revenues, net(1)...........     1,013        1,353        1,335          956             45          958        1,838
Interest and other income................     1,386        1,506        1,416        1,763          1,593        1,768        1,429
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
   Total revenues........................    20,497       22,570       18,238       38,761         43,986       41,276       62,283
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Production expenses......................     3,478        3,993        3,760       10,835         12,318       11,461       10,709
Exploration costs........................     7,126       14,226        7,404       23,387         18,083       23,727        5,438
General and administrative ..............
   expenses..............................     3,478        4,079        5,172        7,030          8,308        7,398        8,953
Interest and other debt expenses.........     2,684        6,638        4,571       21,956         12,361       22,763       24,401
Restructuring charge.....................        --           --        1,814        1,115          1,814        1,115        4,276
Depreciation, depletion and..............
   amortization..........................     9,768       18,857       20,474       35,591         39,727       36,190       20,440
Impairment of oil and gas
   properties(2).........................        --           --           --      150,138             --      150,138           --
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Loss before income taxes and
   extraordinary item....................    (6,037)     (25,223)     (24,957)    (211,291)       (48,625)    (211,516)     (11,934)
Provision (benefit) for taxes............    (1,071)          --           --           --             --           --           --
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Net loss before extraordinary item.......    (4,966)     (25,223)     (24,957)    (211,291)       (48,625)    (211,516)     (11,934)
Extraordinary income (loss)..............        --           --           --           --             --           --      (17,030)
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Net loss.................................    (4,966)     (25,223)     (24,957)    (211,291)       (48,625)    (211,516)     (28,964)
Preferred stock dividends................       729          894        2,905        6,607          4,611        7,033           --
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Net loss applicable to common and........
   common equivalent shares..............$   (5,695)     (26,117)     (27,862)    (217,898)       (53,236)    (218,549)     (28,964)
                                         ==========   ==========   ==========   ==========     ==========   ==========   ==========
Loss per common share before
   extraordinary item (primary and
   assuming full dilution)...............$     (.39)       (1.63)       (1.58)       (5.31)         (1.39)       (5.07)        (.13)
Loss per common share (primary and
   assuming full dilution)...............      (.39)       (1.63)       (1.58)       (5.31)         (1.39)       (5.07)        (.32)

Average common and common equivalent
   shares outstanding:
   Primary and assuming full dilution....    14,531       15,967       17,653       41,032         38,276       43,123       90,113

                                                                                    AS OF DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                 1992        1993         1994         1995         1996
                                                             -----------  -----------  ----------   ----------   ---------
BALANCE SHEET DATA:
   Working capital (deficit)..................................$   15,646        2,622       3,788       (9,233)      (6,040)
   Property and equipment, net(3).............................    50,019       58,018      74,912      128,642      158,468
   Long term debt, excluding current maturities...............    44,763       34,814      37,242      164,980      184,253
   Stockholders' equity (deficit).............................    24,411       27,415      45,180      (45,568)     (30,535)
   Total assets...............................................    95,562       87,145     106,513      151,342      189,227

      (1)Restated gas marketing revenues to reflect net of cost of gas sold.

      (2) Reflects noncash impairment charges against the carrying value of proved and unproved properties under FAS 121. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (3)  Includes pipeline and other transportation assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

GENERAL

           INTRODUCTION. Kelley accounts for its interests in Kelley Partners and the DDPs using the proportionate consolidation method, combining its share of assets, liabilities, income and expenses of those entities with that of Kelley. In addition to its oil and gas development and producing activities, Kelley markets natural gas and operates natural gas gathering and transportation systems in Louisiana.

           PRO FORMA COMPARISON. Because Kelley's historical results for periods prior to the Consolidation reflect operations of Kelley Oil alone, they are not comparable with its operating results after February 1995, which reflect Kelley's combined operations following the Consolidation. Accordingly, the following discussion of comparative results of operations for the the years ended December 31, 1994 and 1995 reflect pro forma information giving effect to the Consolidation from the beginning of 1994. The Company believes this provides a more meaningful comparison of results and operational trends than a comparison based on historical results. The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with Kelley's oil and natural gas operations for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1994            1995           1996
                                                  ----------     -----------     ----------
                                                   PRO FORMA     PRO FORMA
                                                  ----------     -----------
PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls)......       446             348            232
   Natural gas (Mmcf).............................    18,141          18,828         23,466
   Natural gas equivalent (Mmcfe).................    20,817          20,916         24,858
AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hyrocarbons (per Bbl).....$    16.30           17.31          22.11
   Natural gas (per Mcf)..........................      1.87            1.72           2.30
   Natural gas equivalent (per Mcfe)..............      2.03            1.84           2.37
COST PER MCFE:
   Production expenses............................       .59             .55            .43
   General and administrative expenses.............      .40             .35            .36
   Depreciation, depletion and amortization........     1.91            1.73            .82

           IMPAIRMENT OF ASSETS. In the fourth quarter of 1995, the Company implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of its continuing operating losses and a decline in its proved reserves at January 1, 1996, from year-earlier pro forma levels, the Company performed an assessment of the carrying value of Kelley's oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for Kelley's proved oil and gas properties was estimated on a depletable unit basis using escalated pricing and present value discount factors reflecting risk assessments. The fair value of Kelley's unproved properties was predicated on current acreage cost estimates. Based on this analysis, Kelley recognized noncash impairment charges against the carrying values of its proved and unproved oil and gas properties under FAS 121 aggregating $83.4 million and $66.7 million, respectively, at December 31, 1995.

           CONTOUR TRANSACTION. In January 1996 the Company entered into agreements with Contour Production Company L.L.P. ("Contour") which provided for a two-stage equity investment of $75 million in the Company by Contour. On February 15, 1996, the first stage of the equity investment was completed through Contour's $48 million purchase of newly issued shares of the Company's common stock, $.01 par value ("Common Stock"), representing on such date 49.8% of the voting shares of the Company (the "Contour Transaction"). Additionally, the Company entered into an option agreement (the "Contour Option"), under which Contour has committed to provide the Company with $27 million in additional equity financing through an option to purchase 27 million shares (the "Maximum Option Number") of Common Stock upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations as a result of the purchase (a "Debt Event"), but in no event later than January 2000. A Debt Event would occur upon
(i) a "Change of Control" as defined in the indenture for the Company's 13 1/2% Senior Notes due 1999 (the "13 1/2% Notes"), (ii) a "Change in Control" as defined in the indenture for the Company's 7 7/8% Convertible Subordinated Notes due 1999 (the "7 7/8% Notes") or (iii) a "Redemption Event" as defined in the indenture for the Company's 8 1/2% Convertible Subordinated Debentures due 2000 (the "8 1/2 % Debentures"). A Debt Event with respect to either series of notes or the 8 1/2% Debentures would entitle each holder of the affected securities to require the repurchase or redemption of the holder's securities. Contour is required to exercise the Contour Option for the Maximum Option Number within 30 days after it concludes in its sole discretion that a Debt Event would not occur as a result of the purchase but in no event later than January 2000. While the exercise of the Contour Option would not cause a Debt Event under the indenture for the 8 1/2% Debentures, waivers or consents from the holders of a majority in aggregate principal amount of the 7 7/8% Notes would be required to avoid a Debt Event. As is subsequently discussed under the heading "Debt Refinancing," in October 1996 the Company refinanced substantially all of its 13 1/2% Notes, thereby eliminating the possibility of a Debt Event as to these securities.

           In connection with the Contour Transaction, the Company also (i) obtained consents from its principal stockholders to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (ii) entered into employment agreements with John F. Bookout and other new executives elected by the Company's Board of Directors, (iii) reduced the size of its Board to seven members and reconstituted the Board with three continuing directors and four designees of Contour and (iv) replaced its credit facility. Proceeds from the Contour Transaction, after repayment of bank debt, plus funds available under its credit facility have permitted Kelley to continue drilling operations and permitted it to pursue acquisition opportunities needed to execute its business strategy for replacing its production and expanding its reserves.

           THE PARTNERSHIP MERGER (1996). In March 1996, Kelley Partners was merged into the Company (the "Partnership Merger") as part of ongoing efforts to streamline operations and reduce costs. Prior to the Partnership Merger, Kelley Partners had outstanding 8 1/2% Debentures in the aggregate principal amount of $26.9 million and 7 7/8% Notes in the aggregate principal amount at maturity of $34.4 million. Under the terms of the Consolidation, the 8 1/2% Debentures and 7 7/8% Notes became convertible into the Company's Common Stock or a combination of its Common Stock and Public Preferred Stock instead of units in Kelley Partners based on the exchange ratios for the units in the Consolidation. In connection with the Partnership Merger, the two outstanding subordinated debt issues became direct obligations of the Company.

           CONVERSION OF PREFERRED STOCK (1996). In March 1996, the Special Conversion Right for the Public Preferred Stock was triggered by the Contour Transaction. Under the Special Conversion Right, the conversion price of the Public Preferred Stock was reduced to $4.00 for a period of 45 days ended April 25, 1996. A total of .7 million shares of Public Preferred Stock were tendered pursuant to the Special Conversion Right, resulting in the issuance of 4.4 million shares of Common Stock and a reduction in the outstanding Public Preferred Stock to 1.7 million shares as of December 31, 1996.

           The Company had four outstanding series of ESOP Preferred Stock, which ranked junior in dividend and liquidation rights to the Public Preferred Stock. In June 1996, each of the outstanding 1.9 million shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

           DEBT REFINANCING. Pursuant to an offer to purchase and consent solicitation, dated September 24, 1996, as amended, the Company offered to purchase for cash up to the aggregate principal amount of $100 million of its 13 1/2% Notes at a cash price equal to $1,110 per $1,000 principal amount, plus interest accrued and unpaid through the payment date (the "Tender Offer"). In conjunction with the offering, the Company also solicited consents to the adoption of certain amendments to the 13 1/2% Indenture pursuant to which the 13 1/2% Notes were issued (the "Solicitation"), and offered to pay each consenting holder of the 13 1/2% Notes $30 for each $1,000 principal amount of the 13 1/2% Notes consenting (the "Consent Payments"). The Company received the requisite consents which allowed it to amend the 13 1/2% Indenture on

October 28, 1996. The Company also received tenders from holders of approximately $99.6 million principal amount of the 13 1/2% Notes. On October 29, 1996, the Company issued an aggregate principal amount of $125 million of 10 3/8% Senior Subordinated Notes Due 2006, Series A, to its placement agents pursuant to a placement agreement dated October 25, 1996. The Company used substantially all of the net proceeds from the offering to pay tendering and consenting holders and associated costs. The purpose of the refinancing was to improve the Company's financial flexibility by (i) eliminating the covenants applicable to the 13 1/2% Notes that might impede future financing and acquisition transactions, (ii) extending the maturities of the Company's long-term debt and (iii) replacing senior debt with senior subordinated debt (which provides the Company flexibility to pursue additional senior debt financings).

           On February 3, 1997, the Company completed an Exchange of $125 million aggregate principal amount of publicly registered 10 3/8% Senior Subordinated Notes, Series B for all of the then outstanding Series A notes. The Series B notes were substantially identical to the Series A notes.

           FOURTH QUARTER EXTRAORDINARY LOSS. In connection with the refinancing of the 13 1/2% Notes and the payment of Consent Payments pursuant to the Tender Offer and the Solicitation, the Company incurred an extraordinary loss in the fourth quarter of 1996 of approximately $17.0 million, representing the excess of the aggregate purchase price of the 13 1/2% Notes (including Consent Payments) over their carrying value as of the date of the consummation of the Refinancing.

           HEDGING ACTIVITIES. Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

RESULTS OF OPERATIONS

           YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. The Company's oil and gas revenues of $59.0 million for 1996 increased 52.8% compared to $38.6 million on a pro forma basis last year as a result of increased natural gas prices and a 25.0% increase in natural gas production to
23.5 million Mcf in 1996. The average price of natural gas increased 33.7% to $2.30 per Mcf in 1996 from $1.72 per Mcf in 1995. Kelley's production of natural gas steadily declined in the second and third quarters of 1995 as a result of poor drilling results in south Louisiana. During the fourth quarter of 1995, the Company's prior management implemented a significant reduction in drilling activity, which adversely affected production in the first half of 1996. The Company's current accelerated drilling program increased production substantially in the second half of 1996. Production of crude oil and natural gas liquids during 1996 totaled 232,470 barrels with an average sales price of $22.11 per barrel compared to 347,697 barrels at $17.31 per barrel in 1995 pro forma; this represented a volume decrease of 33.1% and a price increase of 27.7%. The decline in oil and condensate volumes reflects the decline in south Louisiana gas production.

           For 1996, revenues from natural gas marketing and transportation operations, net of associated costs, increased to $1.8 million from $1.0 million in 1995.

           Production expenses for 1996 decreased 7.0% to $10.7 million from $11.5 million in 1995 on a pro forma basis, reflecting lower average costs on production from north Louisiana, which is increasing in proportion to other higher cost production from south Louisiana. On a unit basis, production expenses decreased 21.8% from $0.55 per Mcfe in 1995 to $0.43 per Mcfe in 1996.

           Exploration costs totaled $5.4 million in 1996 and $23.7 million on a pro forma basis in the corresponding period of 1995, a decrease of 77.2% primarily reflecting a temporary suspension of exploratory drilling pending negotiation of a joint exploration agreement in south Louisiana. The decrease in these expenses also reflects lower geological and geophysical expenses and unproved leasehold impairment costs.

           General and administrative expenses of $9.0 million in 1996 increased 21.6% compared to $7.4 million on a pro forma basis in the corresponding period last year. The increase in expense was primarily attributable to bonuses and interim salaries paid in connection with the Contour Transaction to certain members of the Company's prior management team and a decrease in the level of general and administrative expenses capitalized or charged to exploration expense. The amounts capitalized or charged were $3.3 million in 1996 compared to $6.2 million in 1995, or $2.9 million less in 1996 than in 1995. On a unit basis, general and administrative expenses increased from $0.35 per Mcfe in 1995 to $0.36 per Mcfe in 1996.

           Interest and other debt expenses of $24.4 million in 1996 increased 7.0% from $22.8 million on a pro forma basis in 1995. The increase in interest expense resulted primarily from higher interest rates under the 13 1/2% Notes than under the $90.0 million of bank debt refinanced with proceeds from the offering of the 13 1/2% Notes in June 1995 and higher average debt levels during the current period. Interest expense on the 13 1/2% Notes was recorded for approximately ten months in 1996 compared to six months in 1995. In October 1996 the 13 1/2% Notes were replaced with the 10 3/8% Notes. Included in its 1996 interest expense, the Company recorded noncash charges of $2.1 million for amortization of debt issuance costs, $0.9 million for accretion of note discount, $2.0 million for accretion of debt valuation discount and $0.1 million in imputed interest associated with the acquisition of oil and gas properties.

           Depreciation, depletion and amortization ("DD&A") decreased 43.6% from $36.2 million on a pro forma basis in 1995 to $20.4 million in 1996 despite the increase in production during 1996, primarily as a result of (i) lower depletion rates following impairment charges aggregating $150.1 million recognized in the fourth quarter of 1995 against the carrying value of Kelley's oil and gas properties under FAS 121 and (ii) an increase in quantities of proved developed reserves. On a unit basis, DD&A decreased from $1.73 per Mcfe in 1995 to $0.82 per Mcfe in 1996.

            The Company's cost-cutting measures during 1996 included a $4.3 million restructuring charge in 1996 associated primarily with staff reductions and related severance settlements with certain employees and various reorganization costs. As of December 31, 1996, accounts payable and accrued expenses include upaid restructuring charges of $3.5 million.

           Kelley recognized net losses before extraordinary items of $11.9 million in 1996 and $211.5 million on a pro forma basis in 1995. Impairment charges aggregating $150.1 million were recognized in the fourth quarter of 1995. The improvement in 1996 results was attributable to higher oil and gas prices, increased production and lower depreciation, depletion, amortization, exploration and production costs, partially offset by higher interest expense, reduced capitalization of general and administrative costs and the restructuring charge.

           YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Pro forma oil and gas revenues of $38.6 million for 1995 decreased 8.7% compared to $42.3 million in 1994. Pro forma production of natural gas during 1995 increased 3.8% to 18.8 million Mcf from 18.1 million Mcf in 1994, while the average price of natural gas decreased 8.0% to $1.72 per Mcf in 1995 from $1.87 per Mcf in the prior year. Production of crude oil and natural gas liquids in 1995 totaled 347,697 barrels, with an average sales price of $17.31 per barrel compared to 446,283 barrels at $16.30 per barrel in 1994, representing a volume decline of 22.1% and a price increase of 6.2% on a pro forma basis. The decline in oil and gas condensate volumes reflects the decline in liquids rich south Louisiana gas production.

           The decrease in pro forma oil and gas revenues in 1995 was primarily attributable to production declines in the third and fourth quarters, including the loss of production from the divestiture of nonstrategic properties at the beginning of the third quarter and lower natural gas prices. The prices received for Kelley's natural gas production reflect the benefits of swap and option hedging arrangements, which added approximately $1.8 million to pro forma oil and gas revenues in 1995.

           Additionally, Kelley realized a gain of $0.8 million from the sale of nonstrategic properties in July 1995. These nonstrategic properties were offered for sale due to their high operating costs and low priority within Kelley's development strategy. Kelley received net proceeds of $6.8 million for the properties, which accounted for approximately 4.6% of its pro forma proved reserves as of January 1, 1995. The sales affected production levels for the second half of the year.

           Production expenses for 1995 decreased 6.5% on a pro forma basis to $11.5 million from $12.3 million in 1994, primarily reflecting a shift to north Louisiana production. For the same reason, on a unit basis, pro forma production expenses decreased to $0.55 per Mcfe in 1995 from $0.59 per Mcfe in the prior year.

           Pro forma exploration costs totaled $23.7 million in 1995 and $18.1 million in 1994, an increase of 30.9%. The increase in these expenses resulted from higher dry hole and leasehold expiration expenses in south Louisiana.

           Pro forma general and administrative expenses of $7.4 million in 1995 decreased 10.8% compared to $8.3 million in 1994, reflecting the benefits of the restructuring implemented at the end of 1994 plus ongoing cost containment measures. In addition, the Company incurred one-time expenses associated with the Consolidation of $0.6 million during 1994. On a unit basis, these expenses decreased from $0.40 per Mcfe in 1994 to $0.35 per Mcfe in 1995.

           On a pro forma basis, interest and other debt expenses of $22.8 million in 1995 increased 83.9% from $12.4 million in the prior year. The increase in interest expense resulted partially from higher debt levels and from higher interest rates associated with the issuance of the Notes in June 1995. In addition to its interest expense, Kelley recorded noncash charges in 1995 of $3.8 million for amortization of debt issuance costs, of which $1.7 million represents prepaid financing costs written off in connection with a related bank debt refinancing. Kelley also recorded noncash charges in 1995 for accretion of note discount and accretion of debt valuation discount of $0.8 million and $1.9 million, respectively.

           DD&A decreased 8.9% on a pro forma basis from $39.7 million in 1994 to $36.2 million in 1995, generally as a result of lower net capitalized costs in 1995. On a unit basis, DD&A decreased from $1.91 per Mcfe in 1994 to $1.73 per Mcfe in 1995.

           In December 1994, the Company implemented a restructuring including staff reductions of approximately 25% to streamline management and administrative functions and reduce general and administrative expenses. An additional management realignment was implemented in the fourth quarter of 1995. Nonrecurring charges of $1.1 million and $1.8 million primarily related to severance costs were taken in the fourth quarters of 1995 and 1994, respectively.

           Kelley recognized pro forma net losses before income taxes of $211.5 million in 1995 and $48.6 million in the prior year. The increased loss primarily reflects noncash impairment charges of $150.1 million in 1995 against the carrying value of proved and unproved oil and gas properties, lower gas prices and higher interest expense and exploration costs, partially offset by lower charges for DD&A.

LIQUIDITY AND CAPITAL RESOURCES

           GENERAL. Kelley's liquidity is materially affected by cash flows generated from its oil and gas production and has been adversely affected in recent years prior to 1996 by unsuccessful drilling results on high risk prospects in south Louisiana. In addition, high interest expense and restrictions under Kelley's debt instruments after the Consolidation limited Kelley's ability to fund drilling projects. These restrictions required the Company to suspend preferred stock dividends and seek a substantial equity infusion in early 1996 to avoid a financial covenant default under the credit agreement in effect at that time. This effort resulted in the Contour Transaction, completed in February 1996. The Contour Transaction allowed the Company to retire its outstanding bank debt, secure a new banking facility and improve its working capital position.

           Although the Contour Transaction and the debt refinancings have provided Kelley with the means to continue its drilling operations with the objective of increasing its cash flow and reserves, the Company had $200.2 million face amount of debt outstanding as of December 31, 1996, requiring $19.0 million in annual cash interest payments. Although dividends are generally prohibited under the Company's existing credit facility and are restricted under the indenture for the 10 3/8% Senior Subordinated Notes (the "Indenture"), the outstanding preferred stock is cumulative, requires dividends to accumulate at the rate of $4.6 million annually and carries liquidation preferences over the Common Stock totaling $48.2 million at December 31, 1996, including such dividend arrearages. The Company's existing credit facility permits the Company to make a $4.6 million payment of such dividend arrearages on or prior to May 1, 1997. The Indenture also permits the Company to make such payment. The Board of Directors of the Company, however, has not determined whether to make any payments for dividend arrearages at this time, and any such payment must not be prohibited under applicable corporate law.

           LIQUIDITY. Net cash provided by operating activities, before working capital adjustments, during 1996 aggregated $17.8 million. The Company's cash position was decreased during the year by $2.3 million primarily as a result of property and equipment expenditures of $53.8 million and net principal retirements of $8.5 million on bank borrowings offset by the $44.0 million in net proceeds from the issuance of Common Stock, primarily in the Contour Transaction, $5.8 million from the sale of assets and $6.3 million from the Refinancing. As a result of these activities, cash and cash equivalents decreased from $6.4 million at December 31, 1995 to $4.1 million as of December 31, 1996. As of that date, Kelley had a working capital deficit of $6.0 million, compared to a working capital deficit of $9.2 million at the end of 1995.

           Net cash used in operating activities, before working capital adjustments, aggregated $3.5 million during 1995. During the year, the Company's cash position was increased through proceeds of $16.0 million from the issuance of 4.0 million shares of Common Stock in an institutional private placement, net proceeds of $95.3 million from the sale of the 13 1/2% Notes, proceeds of $37.1 million from borrowings under its credit facilities, net proceeds of $6.8 million from the sale of nonstrategic properties, cash of $1.6 million received in the Consolidation and proceeds of $0.3 million from the exercise of employee stock options. Funds used in investing and financing activities were comprised of property and equipment expenditures of $47.0 million, principal payments of $100.0 million on long-term borrowings and preferred stock dividends of $6.6 million. As a result of these activities, cash and cash equivalents decreased from $9.3 million at December 31, 1994 to $6.4 million at December 31, 1995. As of that date, Kelley had a working capital deficit of $9.2 million, as compared to a working capital surplus of $3.8 million at the end of 1994.

           The following table sets forth on an unaudited basis historical and pro forma net cash provided by (used in) operating activities before working capital adjustments, net cash used in investing activities and EBITDAX.

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------
                                                                  1994         1995         1994         1995         1996
                                                                ---------    ---------   ---------    ---------    ---------
                                                                                         PRO FORMA    PRO FORMA
                                                                                         ---------    ---------
Net cash provided by (used in) operating activities
   before working capital adjustments.........................$     3,671       (3,470)      6,731      (3,009)       17,811
Net cash used in investing activities.........................     42,058       37,989      75,960      39,535        47,989
EBITDAX(1)....................................................      9,306       20,896      23,360      22,417        42,621

      (1) EBITDAX is calculated as net income (loss) before extraordinary itmes, excluding interest expense and other debt expenses, income taxes, exploration costs, restructuring expense, depletion, depreciation, amortization, and impairment of oil and gas properties. EBITDAX is not a measure of cash flow as determined by GAAP. The Company has included information concerning EBITDAX because EBITDAX is a measure used by certain investors in determining a company's historical ability to service its indebtedness. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP as an indicator of Kelley's operating performance or liquidity. EBITDAX is not necessarily comparable to a similarly titled measure of another company.


           NEW CREDIT FACILITY. The Company replaced its previous credit facility with its existing credit facility (the "New Credit Facility") effective as of December 12, 1996. The borrowers under the New Credit Facility are the Company, Kelley Oil Corporation ("Kelley Oil") and Kelley Operating Company, Ltd. ("Kelley Operating"), with Concorde Gas Marketing, Inc. (a subsidiary of the Company) and the Company's subsidiary partnerships as guarantors.

           The New Credit Facility provides for a maximum $125 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 12, 2000. Borrowings under the New Credit Facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of Kelley) which may be redetermined more frequently at the election of the lenders or the borrowers. Initially, the borrowing base is $57.5 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the New Credit Facility, 50% of such deficiency must be cured within 90 days and the balance must be cured within the next 90 days unless such deficiency is a result of an asset sale, in which case the deficiency must be cured on the date the borrowing base is re-determined as a result of such sale. Borrowings under the New Credit Facility are secured by substantially all of the oil and gas assets of the Company and its subsidiaries and the proceeds therefrom.

           So long as no default or event of default (as defined in the New Credit Facility) is continuing, borrowings under the New Credit Facility bear interest, at the option of the borrowers, at either (i) LIBOR plus 1.0% to 1.5% (depending on the level of utilization of the borrowing base) or (ii) the higher of (a) the agent's prime rate and (b) the federal funds rate plus 0.5%. The Borrowers incur a quarterly commitment fee ranging from 0.30% to 0.375% per annum on the average unused portion of the borrowing base, depending upon the level of utilization.

           The New Credit Facility contains covenants which, among other things, limit the amount of debt Kelley may incur, limit the placement of liens on Kelley's assets, limit lease transactions, limit Kelley's ability to enter into certain hedging transactions, restrict the ability of the Company or any of its subsidiaries to merge with or into another person and prevent the Company from prepaying certain Subordinated Indebtedness unless certain conditions are met. Further, covenants require that, for specified periods, the Company maintain specified ratios between EBITDAX and senior indebtedness and EBITDAX and interest on Indebtedness.

           The New Credit Facility also prohibits the payment of dividends, except that it permits the payment on or prior to May 1, 1997 of $4.6 million on dividend arrearages on the outstanding preferred stock. In the event such payment is not made, the preferred stockholders will be entitled to elect two additional members to the Company's Board of Directors.

           CONTOUR. Pursuant to the second stage of Contour's equity investment in the Company, Contour has committed to provide an additional $27.0 million in equity financing upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations, but in no event later than January 2000. While exercise of such commitment cannot be assured prior to January 2000, any proceeds received pursuant to such commitment will reduce Kelley's dependence on outside financing to support subsequent drilling and acquisition activities. See "General-Contour Transaction" above.

           CAPITAL COMMITMENTS. In February 1994, the 1994 Development Drilling Program (the "1994 DDP") completed a public offering of 20.9 million units at $3.00 per unit on a preemptive basis to public unitholders in Kelley Partners. Kelley Oil's subscription commitment to the 1994 DDP, after return of capital, aggregated $56.0 million or 92.2% of the 1994 DDP's total. As of December 31, 1996, Kelley Oil had contributed $50.2 million to the 1994 DDP, together with interest at a market rate on the portion of its commitment that remained outstanding after November 1994. Kelley Oil intends to contribute the unfunded portion of its commitment, which totaled $5.8 million at December 31, 1996, together with interest, as funds are needed for completion of the 1994 DDP's drilling program. Kelley Oil is the primary beneficiary of these commitments as a result of its 92.2% ownership in the 1994 DDP, while approximately $0.5 million can be attributable to the public unitholders' interests in the 1994 DDP.

           During 1997, Kelley's capital expenditures are expected to continue to be focused on development drilling in north Louisiana, where Kelley currently expects to expend over $30 million on drilling and completion of wells, subject to regulatory and third party consents. In addition, Kelley plans to balance its drilling strategy by pursuing acquisition opportunities to expand its reserve base and operating areas, while utilizing its joint venture with Williams to explore and develop its higher potential exploratory prospects in south Louisiana at minimal cost to Kelley. Kelley has an active program for ongoing evaluation of opportunities meeting its acquisition criteria. There can be no assurance that attractive acquisition candidates will be available to the Company on terms it deems reasonable or that any completed acquisition will ultimately prove to be a successful undertaking by the Company.

           The Company anticipates that, except for any significant property acquisitions, business combinations or development required by exploratory success (and subject to price stability), cash flow from operations, and borrowings under the New Credit Facility will be adequate to fund Kelley's debt service obligations, expected capital expenditure requirements and working capital needs. To fully realize Kelley's objectives for property development and acquisitions, however, the Company may be required to pursue additional financing alternatives.

           STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("FAS 123"), effective for the Company on January 1, 1996. FAS 123 permits, but does not require, a fair-value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. The Company has not elected (and does not expect to elect) to follow the fair-value based method of accounting for stock option plans, and therefore, no compensation expense is (or will be) recognized. However, as required by FAS 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to its consolidated financial statements as if the fair-value based method of accounting had been applied.

           INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by Kelley Oil during the periods indicated.

                                            AVERAGE              AVERAGE
                                           OIL PRICE           GAS PRICE
                                            ($/BBL)              ($/MCF)
                                          ---------            ---------
YEAR ENDED:
   December 31, 1996......................$   22.11                 2.30
   December 31, 1995 (PRO FORMA)..........    17.31                 1.72
   December 31, 1994 (PRO FORMA)..........    16.30                 1.87


FORWARD-LOOKING STATEMENTS

           FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE COMPANY. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE COMPANY, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

           WORDS SUCH AS "ANTICIPATED," "EXPERT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.

           In addition to "Uncertainties in Estimating Reserves" and other such factors mentioned in this Report, the following additional risk factors should be considered:

           LEVERAGE. As of December 31, 1996, the Company had $200.2 million face amount of debt outstanding and stockholders' deficit of approximately $30.5 million. The Company expects to incur additional indebtedness for future borrowings under its credit facility as it continues its strategy for acquisition, exploration and development of oil and gas reserves. The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its indebtedness for money borrowed depends on its future performance and successful implementation of its strategy, which is subject not only to its own actions but also to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil, natural gas and natural gas liquids.

           DEPLETION OF RESERVES; NECESSITY OF SUCCESSFUL EXPLORATION AND DEVELOPMENT. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Kelley's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon Kelley's success in efficiently developing its current reserves and acquiring additional reserves that are economically recoverable.

           VOLATILITY OF OIL, NATURAL GAS AND NATURAL GAS LIQUIDS PRICES. Kelley's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The prices received by Kelley for its oil, natural gas and natural gas liquids production and the levels of such production are subject to government regulation, legislation and policies. Kelley's future financial condition and results of operations will depend, in part, upon the prices received for Kelley's oil and natural gas production, as well as the costs of finding, acquiring, developing and producing reserves.

           OPERATING HAZARDS AND UNINSURED RISKS. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond Kelley's control. The decision to purchase, explore or develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. At present, the level of drilling activity in the United States has resulted in increased demand for, and therefore increased costs associated with, drilling equipment and the services and products of other vendors to the industry. In particular, in connection with drilling activities in the marshy regions of south Louisiana, there has been an increased cost of drilling operations due to increased costs for barge rigs necessary to conduct activity in such region. Moreover, the number of drilling contractors offering barge drilling and workover services is limited.

           The availability of a ready market for Kelley's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

           Kelley's oil and natural gas business also is subject to all of the operating risks associated with the drilling for and production of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to Kelley. Although Kelley maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of Kelley.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES:                                                                 PAGE
   Independent Auditors' Reports.............................................................................   27
   Consolidated Balance Sheets - December 31, 1995 and 1996..................................................   29
   Consolidated Statements of Loss - For the years ended December 31, 1994, 1995 and 1996....................   30
   Consolidated Statements of Cash Flows - For the years ended December 31, 1994, 1995 and 1996..............   31
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) - For the years ended
      December 31, 1994, 1995 and 1996.......................................................................   32
   Notes to Consolidated Financial Statements................................................................   33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kelley Oil & Gas Corporation


           We have audited the accompanying consolidated balance sheets of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of loss, cash flows, and stockholders' equity (deficit) for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kelley Oil & Gas Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

           As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Kelley Oil & Gas Corporation

           We have audited the consolidated balance sheet of Kelley Oil & Gas Corporation (the Company) as of December 31, 1994, and the related statements of loss, stockholders' equity, and cash flows of Kelley Oil & Gas Corporation and Subsidiaries for the year ended December 31, 1994. The consolidated balance sheet as of December 31, 1994 is not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kelley Oil & Gas Corporation and Subsidiaries at December 31, 1994 and consolidated results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.
                                Ernst & Young LLP
Houston, Texas
March 6, 1995

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                      --------------------------------
                                                                                         1995                 1996
                                                                                      ------------         -----------
ASSETS:
   Cash and cash equivalents..........................................................$      6,352               4,070
   Accounts receivable................................................................      13,753              22,519
   Accounts receivable - drilling programs............................................       2,035               1,533
   Prepaid expenses and other current assets..........................................         557               1,347
                                                                                      ------------         -----------
      Total current assets............................................................      22,697              29,469
                                                                                      ------------         -----------
   Oil and gas properties, successful efforts method:
      Unproved properties, net........................................................      13,050              12,521
      Properties subject to amortization..............................................     287,970             338,794
   Pipelines and other transportation assets, at cost ................................       4,723               4,689
   Furniture, fixtures and equipment..................................................       1,233               1,700
                                                                                      ------------         -----------
                                                                                           306,976             357,704
   Less:  Accumulated depreciation, depletion and amortization........................    (178,334)           (199,236)
                                                                                      ------------         -----------
      Total property and equipment, net...............................................     128,642             158,468
   Other non-current assets, net......................................................           3               1,290
                                                                                      ------------         -----------
      TOTAL ASSETS....................................................................$    151,342             189,227
                                                                                      ============         ===========
LIABILITIES:
   Accounts payable and accrued expenses..............................................$     23,502              31,093
   Accounts payable - drilling programs...............................................       8,428               4,416
                                                                                      ------------         -----------
      Total current liabilities.......................................................      31,930              35,509
                                                                                      ------------         -----------
   Long term debt.....................................................................     164,980             184,253
                                                                                      ------------         -----------
      TOTAL LIABILITIES...............................................................     196,910             219,762
                                                                                      ------------         -----------
STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 20,000 shares authorized at December 31,
      1995 and 1996; 4,304 and 1,746 shares issued and outstanding at December
      31, 1995 and 1996, respectively
      (liquidation value $61,058 and $48,219, respectively)...........................       6,456               2,618
   Common stock, $.01 par value, 100,000 and 200,000 shares authorized at
      December 31, 1995 and 1996, respectively; 44,041 and 98,293 shares
      issued and outstanding at December 31, 1995 and 1996, respectively..............         440                 983
   Additional paid-in capital.........................................................     225,804             273,096
   Retained deficit...................................................................    (278,268)           (307,232)
                                                                                      ------------         -----------
      TOTAL STOCKHOLDERS' DEFICIT.....................................................     (45,568)            (30,535)
                                                                                      ------------         -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT........................................$    151,342             189,227
                                                                                      ============         ===========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                            1994                 1995                 1996
                                                                       -------------         ------------         -----------
Oil and gas revenues...................................................$      15,487               36,042              59,016
Gas marketing revenues, net............................................        1,335                  956               1,838
Interest and other income..............................................        1,416                1,763               1,429
                                                                       -------------         ------------          ----------
   Total revenues......................................................       18,238               38,761              62,283
                                                                       -------------         ------------          ----------
Production expenses....................................................        3,760               10,835              10,709
Exploration costs......................................................        7,404               23,387               5,438
General and administrative expenses....................................        5,172                7,030               8,953
Interest and other debt expenses.......................................        4,571               21,956              24,401
Restructuring expense..................................................        1,814                1,115               4,276
Depreciation, depletion and amortization...............................       20,474               35,591              20,440
Impairment of oil and gas properties...................................           --              150,138                  --
                                                                       -------------         ------------          ----------
   Total expenses......................................................       43,195              250,052              74,217
                                                                       -------------         ------------          ----------
Loss before income taxes and extraordinary item........................      (24,957)            (211,291)            (11,934)
Income taxes...........................................................           --                   --                  --
                                                                       -------------         ------------          ----------
Net loss before extraordinary item.....................................      (24,957)            (211,291)            (11,934)
Extraordinary item.....................................................           --                   --             (17,030)
                                                                       -------------         ------------          ----------
NET LOSS...............................................................      (24,957)            (211,291)            (28,964)
Less: cumulative preferred stock dividends.............................        2,905                6,607                  --
                                                                       -------------         ------------          ----------
NET LOSS APPLICABLE TO COMMON STOCK....................................$     (27,862)            (217,898)            (28,964)
                                                                       =============         ============          ==========
Loss per common share before extraordinary item
   (primary and assuming full dilution)................................$       (1.58)               (5.31)               (.13)
                                                                       =============         ============          ==========
Loss per common share
   (primary and assuming full dilution)................................$       (1.58)               (5.31)               (.32)
                                                                       =============         ============          ==========
Average common and common equivalent shares outstanding
   (primary and assuming full dilution)................................       17,653               41,032              90,113
                                                                       =============         ============          ==========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                           1994                1995                 1996
                                                                        ----------          -----------          ----------
OPERATING ACTIVITIES:
   Net loss..........................................................$     (24,957)            (211,291)            (28,964)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation, depletion and amortization.......................       20,474               35,591              20,440
      Impairment of oil and gas properties...........................           --              150,138                  --
      Gain on sale of properties.....................................           --                 (777)               (176)
      Dry hole costs.................................................        4,751               18,152                  35
      Accretion and amortization of other debt expenses..............          140                3,602               5,170
      Debenture conversion costs.....................................        1,449                   --                  --
      Restructuring expense..........................................        1,814                1,115               4,276
      Extraordinary loss.............................................           --                   --              17,030
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable
        and other current assets.....................................       (1,780)               9,457              (9,054)
      Decrease (increase) in other non-current assets................       (2,274)               3,075              (1,945)
      Decrease in accounts payable and accrued expenses..............       (3,942)             (16,103)             (2,953)
                                                                     -------------         ------------         -----------
   Net cash provided by (used in) operating activities...............       (4,325)              (7,041)              3,859
                                                                     -------------         ------------         -----------
INVESTING ACTIVITIES:
   Capital expenditures..............................................      (42,323)             (47,005)            (42,198)
   Acquisition of oil and gas properties.............................           --                   --             (11,594)
   Cash received in consolidation....................................           --                1,596                  --
   Proceeds from sale of properties..................................          265                7,420               5,803
                                                                     -------------         ------------         -----------
   Net cash used in investing activities.............................      (42,058)             (37,989)            (47,989)
                                                                     -------------         ------------         -----------
FINANCING ACTIVITIES:
   Proceeds from long term borrowings................................       34,302               37,100              50,000
   Principal payments on long term borrowings........................      (19,000)            (100,000)            (58,500)
   Proceeds from sale of notes, net..................................           --               95,302             120,938
   Debenture conversion costs........................................          (79)                  --              (1,100)
   Proceeds from sale of common stock, net...........................          123               16,319              43,998
   Proceeds from sale of preferred stock, net........................       32,503                   --                  --
   Retirement of senior notes........................................           --                   --            (113,488)
   Dividends on preferred stock......................................       (2,905)              (6,607)                 --
                                                                     -------------         ------------         -----------
   Net cash provided by financing activities.........................       44,944               42,114              41,848
                                                                     -------------         ------------         -----------
   Decrease in cash and cash equivalents.............................       (1,439)              (2,916)             (2,282)
   Cash and cash equivalents, beginning of period....................       10,707                9,268               6,352
                                                                     -------------         ------------         -----------
   Cash and cash equivalents, end of period..........................$       9,268                6,352               4,070
                                                                     =============         ============         ===========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   ADDITIONAL
                                                               PREFERRED          COMMON            PAID IN           RETAINED
                                                                 STOCK             STOCK            CAPITAL           DEFICIT
                                                              ----------        ----------       -----------       -----------

Stockholders' equity at January 1, 1994.......................$    5,055               176            57,638           (32,504)

Issuance of 1,380 shares of preferred stock,
   $1.50 par value............................................     2,070                --            30,433                --
Issuance of 413 shares of preferred stock in..................
   exchange for debentures, $1.50 par value...................       618                --            10,454                --
Issuance of 66 shares of common stock.........................        --                 1               122                --
Preferred stock cash dividends................................        --                --                --            (2,905)
Net loss......................................................        --                --                --           (24,957)
                                                              ----------        ----------       -----------       -----------
   BALANCE AT DECEMBER 31, 1994...............................     7,743               177            98,647           (60,366)
                                                              ----------        ----------       -----------       -----------
Additional paid in capital from issuance of preferred
   and common stock in consolidation..........................        --                --           108,632                --
Issuance of 650 shares of preferred stock,
    $1.50 par value, in consolidation.........................       975                --                --                --
Issuance of 20,622 shares of common stock
    in consolidation..........................................        --               206                --                --
Issuance of 4,000 shares of common stock
   in private placement.......................................        --                40            15,960                --
Conversion of 1,508 shares of preferred stock into
   1,508 shares of common stock...............................    (2,262)               15             2,247                --
Issuance of 225 shares of common stock........................        --                 2               318                --
Syndication costs.............................................        --                --                --                (4)
Preferred stock dividends.....................................        --                --                --            (6,607)
Net loss                                                              --                --                --          (211,291)
                                                              ----------        ----------       -----------       -----------
   BALANCE AT DECEMBER 31, 1995...............................     6,456               440           225,804          (278,268)
                                                              ----------        ----------       -----------       -----------
Issuance of 48,000 shares of common stock in
   Contour Transaction........................................        --               480            47,520                --
Conversion of 697 shares of preferred stock into
   4,355 shares of common stock...............................    (1,045)               44             1,001                --
Conversion of 1,862 shares of preferred stock into
   1,862 shares of common stock...............................    (2,793)               19             2,774                --
Issuance of 36 shares of common stock.........................        --                --                62                --
Syndication costs.............................................        --                --            (4,065)               --
Net loss......................................................        --                --                --           (28,964)
                                                              ----------        ----------       -----------       -----------
   BALANCE AT DECEMBER 31, 1996...............................$    2,618               983           273,096          (307,232)
                                                              ==========        ==========       ===========       ===========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           ORGANIZATION. Kelley Oil & Gas Corporation (the "Company") was incorporated in Delaware in September 1994 for the purpose of effecting a consolidation (the "Consolidation") of the equity interests in Kelley Oil Corporation, a Delaware corporation ("Kelley Oil"), and Kelley Oil & Gas Partners, Ltd., a Texas limited partnership ("Kelley Partners") of which Kelley Oil was the managing general partner. In the Consolidation, each outstanding unit of limited partner interest ("Units") in Kelley Partners owned by investors other than Kelley Oil and its subsidiaries ("Public Unitholders") was converted into 1.2188 shares of the Company's common stock ("Common Stock") or, at the election of each Public Unitholder, .609 of a share of Common Stock and .127 of a share of the Company's $2.625 convertible exchangeable preferred stock ("Preferred Stock"). Stockholders of Kelley Oil received equivalent securities of the Company on a one for one basis. Kelley Oil's 19.9% ownership interest in Kelley Partners was not converted into the Company's Common or Preferred Stock, since that ownership interest was reflected in the valuation of Kelley Oil and the consideration allocated to its stockholders. The Consolidation was completed on February 7, 1995 upon approval by investors in Kelley Oil and Kelley Partners. As a result of the Consolidation, Kelley Oil became a wholly owned subsidiary of the Company, and Kelley Partners became a 99.99% owned subsidiary partnership. The Company's operations, conducted through Kelley Oil and its subsidiaries, include the development of oil and gas properties and the purchase, sale and transportation of natural gas. In March 1996, Kelley Partners was merged into the Company (the "Partnership Merger"). The Company, the corporate subsidiaries and its proportionate partnership interests are referred to herein as "Kelley."

             ACCOUNTING TREATMENT OF THE CONSOLIDATION. At the time of the Consolidation, the Company's capital stock received by Kelley Oil's stockholders represented a majority of the total voting power of the combined capital stock issued by the Company in the Consolidation. Accordingly, the Consolidation has been treated as a purchase by the Company of the Public Unitholders' interests in Kelley Partners. As a result of the purchase accounting treatment of the Consolidation, the Company's consolidated financial statements through December 31, 1994 reflect only Kelley Oil's historical results, and its financial statements for 1995 reflect Kelley Oil's historical results through the date of the Consolidation, with results of combined operations recorded thereafter.

           PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of (i) the Company, (ii) its corporate subsidiaries, all of which are wholly owned, and (iii) the Company's proportionate interests in Kelley Partners, its operating partnership, Kelley Operating Company, Ltd. ("Kelley Operating"), and development drilling programs sponsored by Kelley Oil to conduct drilling operations on properties of Kelley Operating ("DDPs"). All significant intercompany accounts and transactions have been eliminated in consolidation.

           REVENUE RECOGNITION. Kelley recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold in production operations is not significantly different from Kelley's share of production. Revenues from gas marketing and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered and are presented net of cost of gas sold and related operating expenses.

           OIL AND GAS PROPERTIES. All of Kelley's interests in its oil and gas properties are located in the United States. Under the successful efforts method, the costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred. Unproved properties are periodically assessed for impairment in value, with any impairment charged to expense.

           PROPERTY IMPAIRMENT UNDER FAS 121. In the fourth quarter of 1995, Kelley implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of its continuing operating losses and a decline in its proved reserves at January 1, 1996 from year-earlier pro forma levels, Kelley performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for Kelley's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. The fair value of Kelley's unproved properties was predicated on current acreage cost estimates. Based on this analysis, Kelley recognized noncash impairment charges against the carrying values of its proved and unproved oil and gas properties under FAS 121 aggregating $83.4 million and $66.7 million, respectively, at December 31, 1995.

           PROPERTY AND EQUIPMENT. The costs of pipelines and other transportation assets are depreciated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of five years. Maintenance and repairs are charged to expense.

           LOSS PER SHARE. Primary loss per share reflects net loss less preferred stock dividends divided by the average number of common shares and equivalents outstanding during the respective years. Common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to average common shares and equivalents outstanding when dilutive.

           INCOME TAXES. The tax effect of each item in the consolidated statements of loss is recognized in the current period regardless of when the tax is paid. Taxes on amounts that affect financial and taxable income in different periods are reported as deferred income taxes. These temporary differences relate primarily to (i) differences in financial reporting provisions for depreciation and amortization and that of income tax reporting, and (ii) the impairments to proved and unproved oil and gas properties expensed for financial reporting but not for income tax reporting.

           CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

           FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, payables and debt. As of December 31, 1996, the estimated fair value of the Company's debt was $202.6 million. The fair value of such financial instruments has been estimated based on quoted market prices and the Black-Scholes pricing model. The carrying amount of the Company's other financial instruments approximates fair value.

           OTHER NON-CURRENT ASSETS. Other non-current assets at December 31, 1995 and 1996 consist of debt issue costs. In 1995, the Company charged to expense prepaid financing costs of $1.7 million in connection with a debt refinancing and recognized impairments of goodwill aggregating $0.7 million associated with the acquisition costs of two subsidiaries. Accumulated amortization at December 31, 1995 and 1996 was $0.3 million and $0.4 million, respectively.

           STOCK BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("FAS 123"), effective for the Company on January 1, 1996. FAS 123 permits, but does not require, a fair value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for stock option plans where no compensation expense is recognized.

           RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           CHANGES IN PRESENTATION. Certain financial statement items in 1994 and 1995 have been reclassified to conform to the 1996 presentation.

NOTE 2 - AFFILIATED PROGRAMS

           INTERESTS IN KELLEY PARTNERS AND KELLEY OPERATING. Through its ownership in Kelley Oil, the Company had a 1.99% general partner interest in Kelley Partners, and David L. Kelley, the former Chairman and Chief Executive Officer of Kelley Oil, had a .01% general partner interest. The general partner interests in Kelley Partners were retained by Kelley Oil and Mr. Kelley after the Consolidation and were eliminated in the Partnership Merger. In connection with the Partnership Merger, Kelley Partners' 98% limited partner interest in Kelley Operating was transferred to Kelley Oil, and Petrofunds, Inc., an indirect wholly owned subsidiary of the Company, was substituted for Mr. Kelley as special general partner of Kelley Operating. Kelley Oil remains the managing general partner.

           STRUCTURE OF DEVELOPMENT PARTNERSHIPS. Kelley Oil and Mr. Kelley are the general partners of the DDPs, with general partner interests of 3.94% and
 .02%, respectively, for which they contributed a proportionate amount of capital. In addition, Kelley Oil had undertaken to purchase for its own investment account all units in DDPs that were not subscribed preemptively by Unitholders of Kelley Partners. The DDPs have no officers, directors or employees and utilize the management and staff of Kelley for all management and administrative functions.

           THE 1994 DDP. In February 1994, the 1994 DDP completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. As of March 15, 1997, Kelley owned 19.2 million units (91.9%) in the 1994 DDP, together with its 3.94% general partner interest. Kelley Oil's subscription for units in the 1994 DDP, together with its 3.94% general partner interest, represented a commitment aggregating $60.1 million or 92.15% of the 1994 DDP's total committed capital (the "KOIL Share"), with other unitholders committing for the balance or 7.85% of the 1994 DDP's total committed capital (the "Outside Share"), payable in each case 10% on subscription and the balance through the end of November 1994. As of December 31, 1996, Kelley Oil had contributed $50.2 million to the 1994 DDP.

           The 1994 DDP's partnership agreement provides that any contributions of the partners not used or committed to be used for drilling activities during the two-year period from the commencement of operations through February 29, 1996 (the "Commitment Period") shall be distributed to the partners on a pro rata basis as a return of capital. Based on the amount of committed capital actually used and committed to drilling activities by the end of the Commitment Period, Kelley Oil determined the adjusted level of committed partnership capital at $60.7 million in accordance with the 1994 DDP's partnership agreement, and the 1994 DDP then distributed the Outside Share of uncommitted capital to its unitholders other than Kelley Oil aggregating $0.3 million in March 1996. Because the KOIL Share of committed capital exceeded its capital contributions at that time, Kelley Oil did not receive a distribution of uncommitted capital. Kelley Oil intends to contribute the unfunded portion of its commitment, currently aggregating $5.8 million (of which $5.3 million is beneficially payable to itself), together with interest, as funds are needed for completion of the 1994 DDP's drilling program.

           THE 1992 DDP. During November 1992, the 1992 DDP completed a public offering of 16.0 million units of limited and general partner interests at $3.00 per unit. As of March 15, 1997, Kelley Oil owned 13.4 million units (83.8%) in the 1992 DDP, together with its 3.94% general partner interest. As of December 31, 1996, the 1992 DDP was indebted to Kelley Oil for loans and reimbursement obligations aggregating $5.4 million. Kelley recorded interest income on this indebtedness of $0.2 million in 1996, net of intercompany eliminations. No interest income was recorded for 1994 or 1995.

           REIMBURSEMENTS FROM AFFILIATED PROGRAMS. Kelley is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, aggregated $1.9 million, $1.6 million and $0.2 million in 1994, 1995 and 1996, respectively.

           INTEREST ON DDP COMMITMENTS. During 1994, 1995 and 1996, Kelley Oil paid or accrued interest at a market rate in the amounts, net of intercompany elimination, of $27,000, $229,000 and $91,000, respectively, on deferred subscription commitments to DDPs.

NOTE 3 - LONG TERM DEBT

           LONG TERM DEBT. The Company's long term debt at December 31, 1995 and 1996 is comprised of the following items of indebtedness.

                                 (IN THOUSANDS)
                                                             DECEMBER 31,
                                                        ------------------------
                                                          1995             1996
                                                        --------        --------

Bank credit facilities .........................        $ 22,000          13,500
13 1/2% Senior Notes ...........................          95,926             435
10 3/8% Senior Subordinated Notes ..............            --           119,923
7 7/8% Subordinated Notes ......................          25,360          27,486
8 1/2% Subordinated Debentures .................          21,694          22,909
                                                        --------        --------
                                                         164,980         184,253
   Less current maturities .....................            --              --
                                                        --------        --------
                                                        $164,980         184,253
                                                        ========        ========

           BANK CREDIT FACILITIES. In connection with the Consolidation, the Company completed a refinancing in February 1995 for the outstanding bank debt of Kelley Partners, Kelley Oil and the 1992 DDP. The refinancing was provided under a $70 million revolving credit facility (the "Prior Credit Facility") and a $20 million term loan facility (the "Term Facility"). The borrowers under the facilities were Kelley Operating and Kelley Oil. Kelley Partners, the Company and its other subsidiary partnerships were guarantors. Borrowings of $90 million under the two facilities were used to refinance Kelley Partners' bank debt of $69.9 million, Kelley Oil's debt of $9 million under one of its credit facilities and borrowings of $6 million by the 1992 DDP, with the balance of $5.1 million used for working capital, including expenses of the Consolidation.

           In June 1995, proceeds from a public offering of the Company's 13 1/2% Senior Notes due June 15, 1999 in the aggregate principal amount of $100 million (the "13 1/2% Senior Notes") were used to repay all outstanding borrowings under the two facilities, and the Term Facility was terminated. The agreement covering the Prior Credit Facility was amended at that time to (i) reduce the credit limit to $40 million, (ii) reduce the interest rate to the agent bank's prime rate or, at the election of the Company, a rate ranging from 1 1/4% to 1 3/4% above a quoted Libor rate, together with a quarterly commitment fee equal to 3/8% per annum of the unused borrowing base, (iii) eliminate all financial covenants other than a working capital maintenance requirement and a limitation on accounts payable above a specified level and (iv) conform the borrowing base limitations with debt restrictions under the indenture for the 13 1/2% Senior Notes, resulting in a reduction of the borrowing base to $35 million.

           In January 1996, the agreement covering the Prior Credit Facility was further amended to (i) reduce the credit limit to $35 million, (ii) generally limit the use of future borrowings to reduce trade payables, (iii) increase the interest rate to 2% above the agent's prime rate and (iv) add certain financial covenants. The financial covenants added to the Prior Credit Facility included a current ratio test that the Company would have been unable to satisfy at the initial measuring date on May 15, 1996 without a substantial equity infusion.

           In February 1996, the Company repaid outstanding bank borrowings of $30 million with proceeds from an equity infusion and replaced the Prior Credit Facility with a $35 million revolving credit facility from a new bank group (the "Interim Credit Facility"). Interest on borrowings under the Interim Credit Facility was payable at a rate equal to (i) the higher of 1/2% above the agent bank's prime rate or 1% above the federal funds rate in effect from time to time or (ii) at the Company's election, 1 1/2% above a quoted Libor rate, together with a quarterly commitment fee equal to 3/8% per annum of the unused portion of the available borrowing base. The agreement for the Interim Credit Facility required the payment of interest only until March 15, 1999, when all borrowings were repayable, subject to mandatory prepayment with net proceeds from asset sales in excess of related borrowing base reductions.

           The borrowers under the Interim Credit Facility were Kelley Operating and Kelley Oil. The Company and its other subsidiary partnerships were guarantors. Borrowings under the Interim Credit Facility were secured by mortgages on all of Kelley's oil and gas and pipeline assets, together with a security interest in production proceeds from oil and gas sales.

           The Company replaced the Interim Credit Facility with a new credit facility effective as of December 12, 1996 (the "New Credit Facility"). The borrowers under the New Credit Facility are the Company, Kelley Oil and Kelley Operating, with Concorde Gas Marketing, Inc. (a subsidiary of the Company) and the Company's subsidiary partnerships as guarantors.

           The New Credit Facility provides for a maximum $125 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 12, 2000. Borrowings under the New Credit Facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of Kelley) which may be redetermined more frequently at the election of the lenders or the borrowers. Initially, the borrowing base is $57.5 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the New Credit Facility, 50% of such deficiency must be cured within 90 days and the balance must be cured within the next 90 days unless such deficiency is a result of an asset sale, in which case the deficiency must be cured on the date the borrowing base is re-determined as a result of such sale. Borrowings under the New Credit Facility are secured by substantially all of the oil and gas assets of the Company and its subsidiaries and the proceeds therefrom.

           So long as no default or event of default (as defined in the New Credit Facility) is continuing, borrowings under the New Credit Facility bear interest, at the option of the borrowers, at either (i) LIBOR plus 1.0% to 1.5% (depending on the level of utilization of the borrowing base) or (ii) the higher of (a) the agent's prime rate and (b) the federal funds rate plus 0.5%. The Borrowers incur a quarterly commitment fee ranging from 0.30% to 0.375% per annum on the average unused portion of the borrowing base, depending upon the level of utilization.

           The New Credit Facility contains covenants which, among other things, limit the amount of debt Kelley may incur, limit the placement of liens on Kelley's assets, limit lease transactions, limit Kelley's ability to enter into certain hedging transactions, restrict the ability of the Company or any of its subsidiaries to merge with or into another person and prevent the Company from prepaying certain Subordinated Indebtedness unless certain conditions are met. Further, covenants require that, for specified periods, the Company maintain specified ratios between EBITDAX and senior indebtedness and EBITDAX and interest on Indebtedness.

           The New Credit Facility also prohibits the payment of dividends, except that it permits the payment on or prior to May 1, 1997 of $4.6 million of dividend arrearages on the outstanding preferred stock. In the event such payment is not made, the preferred stockholders will be entitled to elect two additional members to the Company's Board of Directors.

           13 1/2% SENIOR NOTES. In June 1995, the Company issued $100 million principal amount of its 13 1/2% Senior Notes and applied its net proceeds from the offering primarily to repay outstanding bank debt of $90 million and fund drilling operations. The 13 1/2% Senior Notes were senior unsecured obligations of the Company, guaranteed by Kelley Oil, Kelley Operating and, prior to the Partnership Merger, by Kelley Partners. The indenture for the 13 1/2% Senior Notes generally limited additional borrowings by the Company and its subsidiaries to the greater of 12 1/2% of adjusted consolidated net tangible assets or $30 million for working capital purposes plus $5 million per year for capital expenditures. The Company's ability to borrow the additional $5 million per year for capital expenditures and to pay dividends on its Preferred Stock were conditioned upon the absence of declines in oil and gas reserves from estimated volumes at December 31, 1995. The 13 1/2% Senior Note indenture also contained a number of other covenants that included limitations on mergers and asset transfers, dividend and other payments and use of proceeds from asset sales.

           Pursuant to an offer to purchase and consent solicitation, dated September 24, 1996, as amended , the Company offered to purchase for cash up to the aggregate principal amount of $100 million of its 13 1/2% Senior Notes at a cash price equal to $1,110 per $1,000 principal amount, plus interest accrued and unpaid through the payment date. In conjunction with the offering, the Company also solicited consents to the adoption of certain amendments to the 13 1/2% Senior Note indenture pursuant to which the 13 1/2% Senior Notes were issued, and offered to pay each consenting holder of the 13 1/2% Senior Notes $30 for each $1,000 principal amount of the 13 1/2% Senior Notes consenting. The Company received the requisite consents which allowed it to amend the 13 1/2% Senior Note indenture on October 28, 1996. The Company also received tenders from holders of approximately $99.6 million principal amount of the 13 1/2% Senior Notes. On October 29, 1996, the Company issued an aggregate principal amount of $125 million of 10 3/8% Senior Subordinated Notes Due 2006 (the "10 3/8% Senior Subordinated Notes"), Series A, to its placement agents pursuant to a placement agreement dated October 25, 1996. The Company used substantially all of the net proceeds from the offering to pay tendering and consenting holders. The purpose of the refinancing was to improve the Company's financial flexibility by (i) eliminating the covenants applicable to the 13 1/2% Senior Notes that might impede future financing and acquisition transactions, (ii) extending the maturities of the Company's long-term debt and (iii) replacing senior debt with senior subordinated debt (which provides the Company flexibility to pursue additional senior debt financings).

           FOURTH QUARTER EXTRAORDINARY LOSS. In connection with the refinancing of the 13 1/2% Notes and the payment of Consent Payments pursuant to the Tender Offer and the Solicitation, the Company incurred an extraordinary loss in the fourth quarter of 1996 of approximately $17.0 million, representing the excess of the aggregate purchase price of the 13 1/2% Notes (including Consent Payments) over their carrying value as of the date of the consummation of the Refinancing.

           10 3/8% SENIOR SUBORDINATED NOTES. The 10 3/8% Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining from 105.19% in 2001 to 100% in 2003 and thereafter. The 10 3/8% Senior Subordinated Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holder of the 10 3/8% Senior Subordinated Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined.

           On February 3, 1997, the Company completed an exchange of $125,000,000 aggregate principal amount of publicly registered 10 3/8% Senior Subordinated Notes, Series B, for all of the then outstanding Series A notes. The Series B notes were substantially identical to the Series A notes.

           7 7/8% SUBORDINATED NOTES AND 8 1/2% SUBORDINATED DEBENTURES. Prior to the Partnership Merger, Kelley Partners had outstanding 7 7/8% Convertible Subordinated Notes due 1999 (the "7 7/8% Subordinated Notes") in the aggregate principal amount at maturity of $34.4 million and 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (the "8 1/2% Subordinated Debentures") in the aggregate principal amount of $26.9 million (together, the "Subordinated Debt"). Under the terms of the Consolidation, the Subordinated Debt became convertible into the Company's Common Stock or a combination of Common and Preferred Stock instead of Units based on the exchange ratios for the Units in the Consolidation. In connection with the Partnership Merger, the Subordinated Debt became direct obligations of the Company.

           ESOP LOANS. The Company historically maintained the ESOP to purchase and hold qualifying securities for the accounts of its employees. To finance the purchase of those securities, the ESOP obtained term loans bearing interest at rates of prime plus 1% and 85% of that rate. The ESOP term loans were guaranteed by Kelley Oil and were repaid in 1995.

           INTEREST PAYMENTS. Cash payments attributable to interest on all indebtedness, excluding the ESOP loans, aggregated $3.1 million, $14.2 million and $19.2 million for the years ended December 31, 1994, 1995 and 1996, respectively.

           DEBT MATURITIES. The Company has aggregate debt maturities of $34.7 million in 1999, $40.4 million in 2000 and $125 million in 2006.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

           COMMON STOCK PRIVATE PLACEMENT. In February 1995, the Company completed an institutional private placement of 4 million shares of its Common Stock. Proceeds of $16 million from the private placement were used to fund drilling activities and for working capital. Pending application, $10 million of the proceeds were used to reduce borrowings under the Prior Credit Facility.

           CONTOUR STOCK PURCHASE. In February 1996, the Company issued 48 million shares of its Common Stock at $1.00 per share to Contour Production Company L.L.C. ("Contour") upon the closing of a Stock Purchase Agreement between the Company and Contour (the "Contour Transaction"). The newly issued shares represented 49.8% of the Company's voting power. In connection with the Contour Transaction, the Company (i) entered into an option agreement with Contour (the "Contour Option Agreement"), (ii) obtained consents from its principal stockholders, subject to compliance with applicable securities law, to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (iii) entered into employment agreements with John F. Bookout, President of Contour, and three other new executives named by him, (iv) adopted a nonqualified stock option plan for the new executives other than Mr. Bookout, (v) amended its existing incentive stock option plans, (vi) reduced the size of its board of directors (the "Board") to seven members and reconstituted the Board with three continuing directors and four designees of Contour and (vii) replaced the Prior Credit Facility with the Interim Credit Facility.

           CONTOUR OPTION. Under the Contour Option Agreement, the Company granted Contour an option (the "Contour Option") to purchase up to 27 million shares (the "Maximum Option Number") of Common Stock at $1.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations as a result of the purchase (a "Debt Event"). A Debt Event would occur upon (i) a "Change of Control" as defined in the indenture for the 13 1/2% Senior Notes, (ii) a "Change in Control" as defined in the indenture for the 7 7/8% Subordinated Notes or (iii) a "Redemption Event" as defined in the indenture for the 8 1/2% Subordinated Debentures. The refinancing eliminates the possibility of a Debt Event as to the 13 1/2% Senior Notes. A Debt Event with respect to either the 7 7/8% Subordinated Notes or the 8 1/2% Subordinated Debentures would entitle each holder of the affected securities to require the repurchase or redemption of the holder's securities. Contour is required to exercise the Contour Option for the Maximum Option Number within 30 days after it concludes in its sole discretion that a Debt Event would not occur as a result of the purchase but in no event later than January 2000. While the exercise of the Contour Option would not cause a Debt Event under the indenture for the 8 1/2% Subordinated Debentures, waivers from the holders of the 7 7/8% Subordinated Notes or amendments to the Debt Event provisions of its indenture will require consents from holders of a majority in aggregate principal amount of the 7 7/8% Subordinated Notes.

           PREFERRED STOCK. In May 1994, Kelley Oil completed a public offering of 1,380,000 shares of KOIL $2.625 Preferred Stock at $25 per share. The shares were convertible into KOIL Common Stock at a conversion price of $7.20 per share and exchangeable after April 1995 at Kelley Oil's option for its 10 1/2% Convertible Subordinated Debentures due 2004. Net proceeds from the public offering aggregated $32.5 million, of which $19 million was used to repay outstanding borrowings under Kelley Oil's credit facilities and the balance was applied primarily to finance ongoing drilling operations through its investment in the 1994 DDP. In September 1994, an additional 412,516 shares of KOIL $2.625 Preferred Stock were issued in exchange for outstanding KOIL Debentures. During 1994, Kelley Oil paid quarterly dividends on outstanding KOIL $2.625 Preferred Stock at the rate of $.65625 per share, aggregating $2,011,000. Each outstanding share of KOIL $2.625 Preferred Stock was converted in the Consolidation into one share of the Company's Preferred Stock, which has the same terms as the KOIL $2.625 Preferred Stock except for expanded voting rights.

           The Company issued 649,807 shares of its Preferred Stock to Public Unitholders in the Consolidation, resulting in a total of 2,442,323 outstanding shares of Preferred Stock after giving effect to the shares issued to holders of KOIL $2.625 Preferred Stock. During 1995, the Company paid quarterly dividends on its outstanding Preferred Stock at the rate of $.65625 per share, aggregating $5,985,000. In January 1996, the Company suspended the payment of the quarterly Preferred Stock dividend scheduled for February 1, 1996 to conserve cash. Future dividends on the Preferred Stock are prohibited under the agreement covering the New Credit Facility, except that a one time payment of up to $4.6 million is permitted prior to May 1, 1997. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

           Each share of Preferred Stock is convertible, at the holder's option, into 3.4722 shares of Common Stock, equivalent to a conversion price of $7.20 per share of Common Stock relative to the $25 per share liquidation preference of the Preferred Stock (the "Preferred Conversion Price"). Under the terms of the Certificate of Designation governing the Preferred Stock, the Contour Transaction triggered a special conversion right under which the Preferred conversion price was reduced to $4.00 for a period of 45 days commencing March 12, 1996. On April 25, 1996, 696,823 shares of Preferred Stock were converted into 4,355,040 shares of Common Stock under the special conversion right.

           ESOP PREFERRED STOCK. From 1987 through 1992, a total of 3,370,000 shares of KOIL ESOP Preferred Stock in four separate series were issued to the ESOP for a total of $8,948,000. Each share of KOIL ESOP Preferred Stock had voting rights equivalent to one share of KOIL Common Stock. The KOIL ESOP Preferred Stock was convertible into KOIL Common Stock, at any time at the option of the ESOP, at the rate of one share of KOIL Common Stock for each share of KOIL ESOP Preferred Stock. During 1994, Kelley Oil paid quarterly dividends on outstanding KOIL ESOP Preferred Stock at rates ranging from $0.0375 per share to $0.25 per share, aggregating $894,000 for the year, which were used to service ESOP loans. In January 1995, a total of 1,135,263 shares of KOIL ESOP Preferred Stock were converted into the same number of shares of KOIL Common Stock upon distribution to employees affected by the year-end restructuring.

           The outstanding shares of KOIL ESOP Preferred Stock were converted in the Consolidation into four equivalent series of the Company's cumulative convertible preferred stock ("ESOP Preferred Stock"), which ranks junior in dividend and liquidation rights to the Company's Preferred Stock. Each share of ESOP Preferred Stock is convertible into one share of Common Stock. During 1995, the Company paid quarterly dividends on outstanding ESOP Preferred Stock at rates ranging from $0.0375 per share to $0.25 per share, aggregating $622,000 for the year. Dividends on the ESOP Preferred Stock during the first three quarters of 1995 were used to service ESOP loans, which were repaid in full at the end of the third quarter. A dividend paid in the fourth quarter of 1995 plus the ESOP contribution for the quarter were invested in a certificate of deposit. As of December 31, 1995, 1,861,619 shares of ESOP Preferred Stock were outstanding. In June 1996, each of the 1,861,619 shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

NOTE 5 - EMPLOYEE STOCK PLANS

           The Company has both qualified and nonqualified stock option plans that provide for granting of options for the purchase of common stock to key employees. These stock options may be granted for periods up to ten years and are generally subject to vesting periods up to three years.

           Stock option activity for the Company during 1994, 1995 and 1996 was as follows:

NUMBER OF SHARES                                                 1994                1995                 1996
----------------                                            -------------        -------------       -------------
Stock options outstanding, beginning of year................      644,000              564,000           2,105,000
   Granted:
      1995 at $1.75 to $2.38................................           --            1,766,000                  --
      1996 at $1.00 to $2.88................................           --                   --           2,520,000
   Exercised:
      1994 at $1.10 to $7.63................................       66,000                   --                  --
      1995 at $1.10 to $2.00................................           --              225,000                  --
      1996 at $1.75.........................................           --                   --              35,600
   Forfeited:
      1994 at $4.13.........................................       14,000                   --                  --
                                                            -------------        -------------       -------------
Stock options outstanding, end of year
   (per share:  $1.00 to $4.12 at December 31, 1996)........      564,000            2,105,000           4,589,400
                                                            =============        =============       =============

           In February 1995, all previously issued options to the extent outstanding, aggregating options to acquire 234,000 shares at prices from $7.00 to $7.63, were repriced at $4.13 per share. In February 1996, in connection with the Contour Transaction, all unvested options then held by employees were fully vested. Additionally, the then-existing plans were amended to extend the period during which a terminated employee may exercise vested options to three years after termination of employment.

           At December 31, 1996, options were exercisable for 2,069,400 shares and 994,000 shares were available for future option grants.

           During 1996 and 1995 the Company issued options under three stock option plans as follows:

                                                                                                     ESTIMATED OPTION
                                                                                                     FAIR MARKET VALUE
PLAN                                                  ISSUED         OPTION PRICE       GRANT DATE   AT DATE OF GRANT
----                                                 -------         ------------       ----------   -----------------
1995 Incentive Stock Option Plan.................    1,099,000         $  2.375           11/08/95         $ 1.38
1995 Incentive Stock Option Plan.................      401,000            1.75            12/12/95           1.02
1996 Nonqualified Stock Option Plan..............    2,500,000            1.00            02/15/96            .58
1996 Incentive Stock Option Plan.................       20,000            2.875           09/20/96           1.67

           The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming a risk-free interest rate of 6.8%, no expected dividend yield, an expected life of five years and an expected volatility of 60%.

           The Company applies the Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based upon the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and earnings per share for the year ended December 31, 1995 and 1996 would have been as reflected in the pro forma amounts indicated below:
                                                           1995          1996
                                                         --------       ------
Net loss before extraordinary item (in thousands)......$(211,411)      (14,172)
Loss per common share before extraordinary item........    (5.31)         (.16)

Net loss (in thousands)................................ (211,411)      (31,202)
Loss per common share..................................    (5.31)         (.35)

NOTE 6 - INCOME TAXES

           The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1994, 1995 and 1996:

                                 (IN THOUSANDS)

                                                           1994            1995            1996
                                                      -------------     -----------     -------

Loss before income taxes...............................$    (24,957)       (211,291)       (28,965)
                                                       ------------     -----------     ----------
Income tax benefit computed at statutory rates.........      (8,485)        (71,839)        (9,848)
   Increase in valuation allowance.....................       7,524          71,236         16,322
   Adjustment to NOL carryforward (increase)...........          --              --         (7,209)
Permanent differences:
   Nondeductible expenses..............................         922             567            735
   Amortization........................................          33              33             --
   Other-net...........................................           6               3             --
                                                       ------------     -----------     ----------
      Tax benefit......................................$         --              --             --
                                                       ============     ===========     ==========

                                       41

           No federal income taxes were paid for the years ended December 31, 1994, 1995 and 1996.

           DEFERRED INCOME TAXES. Deferred income tax provisions for the years ended December 31, 1994, 1995 and 1996 result from the following temporary differences:
                                 (IN THOUSANDS)

                                                                         1994            1995           1996
                                                                      ----------     -----------     -------
Temporary differences related to oil and gas properties:
   Intangible drilling costs..........................................$    4,985           6,387          5,523
   Depreciation and depletion.........................................    (5,540)        (58,276)         1,034
   Exploration and dry hole costs.....................................    (2,517)         (8,508)        (1,849)
   Lease rentals......................................................       260              --          1,279
   Leasehold and equipment write-offs and sales.......................     1,152           1,611          5,375
   Partnership income.................................................      (419)             --             --
Restructuring costs...................................................        --              --           (807)
Net operating loss carryforward benefit...............................    (5,418)        (12,434)       (26,998)
Valuation allowance...................................................     7,524          71,236         16,322
Other.................................................................       (27)            (16)           121
                                                                      ----------     -----------     ----------
   Total deferred tax benefit.........................................$       --              --             --
                                                                      ==========     ===========     ==========

           The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:
                                 (IN THOUSANDS)

                                                                 1995              1996
                                                              ----------        -------
Deferred tax liabilities:
   Tax over book depletion, depreciation and
      capitalization methods on oil and gas properties........$       --                --
Deferred tax assets:
   Book over tax depletion, depreciation and
      capitalization methods on oil and gas properties........    53,312            42,696
   Net operating loss carryforwards...........................    35,181            62,179
   Charitable contribution carryforwards......................       138                78
   Alternative minimum tax credit carryforwards...............        21                21
   Valuation allowance........................................   (88,652)         (104,974)
                                                              ----------        ----------
   Total deferred tax assets..................................        --                --
                                                              ----------        ----------
Net deferred tax liability....................................$       --                --
                                                              ==========        ==========

           NET OPERATING LOSS CARRYFORWARDS AND ALTERNATIVE MINIMUM TAX CREDITS. As of December 31, 1996, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $182,879,000, which expire in 2000 through 2011, and net operating loss carryforwards for alternative minimum tax purposes of approximately $135,066,000, which expire in 2008 through 2011. Due to previous ownership changes, future utilization of the net operating loss carry forwards will be limited by Internal Revenue Code section 382. The Company also had approximately $21,000 of alternative minimum tax credit carryforwards, which have no expiration date.

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

           ADVISORY FEES. During 1996, pursuant to an agreement dated January 23, 1996, the Company paid Bessemer Partners & Co., an affiliate of the majority stockholder of Contour Production Company L.P., a financial advisory fee of $2,000,000 in connection with the Contour Transaction and an advisory fee of $500,000 for ongoing advisory services. The Company is obligated to pay additional advisory fees of $500,000 in each of 1997 and 1998.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

           Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. Kelley Oil guaranteed the ESOP loans referred to in Note 3 (collectively, the "ESOP Loans") and recorded deferred employee compensation balances in a like amount, which were deducted from stockholders' equity. Prior to 1996, Kelley Oil made contributions to the ESOP for covered employees in amounts up to 15% of their annual salaries up to a specified level. Contribution expense was recognized using the cash payments method. Cumulative expense under this method is greater than 80% of the cumulative expense that would have been recognized under the shares allocated method before deduction of dividends. Contributions and dividend payments on the KOIL ESOP Preferred Stock and ESOP Preferred Stock were used to make scheduled payments of principal and interest on the ESOP Loans, which were repaid in full during 1995. For the years ended December 31, 1994 and 1995, Kelley Oil paid to the ESOP contributions of $1,160,000 and $736,000, respectively, plus dividends of $894,000 and $622,000, respectively. No ESOP contributions were made in 1996. As the term loans were repaid, a corresponding portion of the stock pledged to secure the loans was released and allocated among the participants' accounts. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For 1996 the Company made matching contributions totaling $87,814.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           During 1995, the Company entered into change of control agreements with 16 employees entitling them to severance benefits in the event their employment is terminated under certain circumstances within two years after a change of control, as defined in the agreements. For this purpose, the February 1996 closing under the Contour Transaction constituted a change of control. The severance benefits amount to salary continuation for periods ranging from 12 to 36 months, depending on seniority of the covered employees, based on their highest compensation rate during the two years prior to termination. As of March 15, 1997, ten of these agreements have been exercised obligating the Company to aggregate severance payments of $2.1 million through August 1999. The Company's anticipated maximum liability under the remaining agreements was $0.6 million.

           Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

           The Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial statements of the Company.

           The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1994, 1995 and 1996 were $2.3 million, $1.9 million and $1.3 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

1997...............................     1,142,220
1998...............................       494,425
1999...............................        16,829
                                   --------------
Total..............................$    1,653,474
                                   ==============

NOTE 10 - LITIGATION SETTLEMENT

           Following Kelley Oil's announcement of the initial proposal for the Consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the Consolidation and the 1991 DDP Exchange. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on a revised Consolidation proposal negotiated by a special committee of Kelley Oil's nonmanagement directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the consolidation of all four lawsuits and the certification of a Unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1,479,000, payable $300,000 in cash and the balance in Common Stock. The Company believes a pending appeal by the non-settling plaintiff is without merit.

NOTE 11 - HEDGING ACTIVITIES

           Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through a combination of natural gas swap agreements, forward sales contracts and options, approximately 55% of Kelley's natural gas production for 1996 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.25 per MMBtu before transaction and transportation costs. Approximately 44% of Kelley's anticipated natural gas production for the first eight months of 1997 has been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities related to swaps and options reduced revenues by approximately $3.1 million in 1996 and increased revenues by approximately $1.8 million in 1995 as compared to estimated revenues had no hedging activities been conducted. Hedging activities were not material in 1994. At December 31, 1996, the Company had an unrealized loss of $2.6 million.

           The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 12 - RESTRUCTURING EXPENSE

           In each of 1994, 1995 and 1996 the Company incurred restructuring charges of $1.1 million, $1.8 million and $4.3 million, respectively, associated primarily with staff reductions of approximately and 36, 7 and 41 employees in 1994, 1995, and 1996, respectively, related severance settlements and reorganization costs. Approximately $3.7 million of these expenses has been paid through December 31, 1996. Accrued expenses on the balance sheet include $1.0 million and $3.5 million at December 31, 1995 and 1996, respectively, related to the unpaid portion of these charges.

NOTE 13 - SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION,
                    DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

           This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

           CAPITALIZED COSTS. Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                           1994               1995              1996
                                                                      -------------        ----------        ----------
Unevaluated properties.................................................$      1,430            13,050            12,521
Properties subject to amortization.....................................     129,883           287,970           338,794
                                                                       ------------        ----------        ----------
Capitalized costs......................................................     131,313           301,020           351,315
Accumulated depreciation, depletion and amortization...................     (59,108)         (173,996)         (194,367)
                                                                         ----------        ----------        ----------
Net capitalized costs..................................................$     72,205           127,024           156,948
                                                                         ==========        ==========        ==========

           COSTS INCURRED. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                           1994               1995              1996
                                                                      -------------        ----------        ----------
Property acquisition costs:(1) (2)
   Proved..............................................................$      7,035           126,577            11,594
   Unproved............................................................         309            88,539             2,160
Exploration costs......................................................       8,760             9,521             5,438
Development costs......................................................      28,034            31,730            41,790
                                                                       ------------        ----------        ----------
   Total costs incurred................................................$     44,138           256,367            60,982
                                                                       ============        ==========        ==========

      (1) Includes general and administrative costs directly related to acquisition, exploration and development of oil and gas properties of $2,909,000, $3,158,000 and $1,645,000 incurred in the years ended December 31, 1994, 1995 and 1996, respectively.

           (2) Includes assets acquired in the Consolidation aggregating $207 million for the year ended December 31, 1995.

           RESULTS OF OPERATIONS. Results of operations for the Company's oil and gas producing activities are summarized below.

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                          1994              1995               1996
                                                                     -------------      ------------       -----------
Oil and gas revenues..................................................$     15,487            36,042            59,016
Gain on sale of oil and gas properties................................          --               777               176
Production costs......................................................      (3,760)          (10,835)          (10,709)
Exploration and dry hole costs........................................      (7,404)          (23,387)           (5,438)
Depreciation, depletion and amortization..............................     (19,997)          (34,355)          (19,901)
Impairment of oil and gas properties..................................          --          (150,138)               --
                                                                      ------------       -----------       -----------
   Results of operations..............................................$    (15,674)         (181,896)           23,144
                                                                      ============       ===========       ===========

           Results of operations from oil and gas producing activities are determined using actual historical revenues, production costs (including production related taxes), exploration and dry hole costs and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense are excluded from this determination of results of operations. Income tax benefit is computed by applying the statutory tax rates to earnings before income tax expense with recognition of tax credits and allowances relating to oil and gas producing activities. No income tax benefit was recognized during the reported periods.

           RESERVES. The following table summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1994, 1995 and 1996 are summarized below. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers, for 1995 and 1996, and were prepared by the Company and reviewed by Gruy for 1994. See "Estimated Proved Reserves-Uncertainties in Estimating Reserves" under Items 1 and 2 of this Report.

                                                            CRUDE OIL, CONDENSATE
                                                           AND NATURAL GAS LIQUIDS                             NATURAL GAS
                                                                   (MBBLS)                                       (MMCF)
                                                     ------------------------------------      ------------------------------------
                                                       1994           1995         1996          1994            1995       1996
                                                     --------      --------      --------      --------      --------      --------
Proved developed and undeveloped reserves:
   Beginning of year ...........................        1,114         1,236         1,387        64,875        93,612       196,273
   Revisions of previous estimates .............           75        (1,324)          (89)       16,055       (64,027)      (30,519)
   Purchases of oil and gas properties .........         --           1,756            57          --         127,962        30,844
   Extensions and discoveries ..................          218           156           477        19,379        66,864       128,692
   Sale of oil and gas properties ..............         --            (118)         (134)         --         (10,388)       (4,190)
   Production ..................................         (171)         (319)         (232)       (6,697)      (17,750)      (23,466)
                                                     --------      --------      --------      --------      --------      --------
   End of year .................................        1,236         1,387         1,466        93,612       196,273       297,634
                                                     ========      ========      ========      ========      ========      ========
Proved developed reserves
   at end of year ..............................          674         1,197           977        48,482       111,287       173,465
                                                     ========      ========      ========      ========      ========      ========

           STANDARDIZED MEASURE. The following table of the Standardized Measure of Discounted Future Net Cash Flows concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with Statement of Financial Accounting Standards No. 69. As prescribed by this statement, the amounts shown are based on prices and costs at the end of each period, and with a 10% annual discount factor. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred throughout the remaining lives of the fields.

Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimates to be incurred in developing and producing the estimated proved oil and gas reserves, the results are not necessarily indicative of the fair market value of estimated proved reserves, and the results may not be comparable to estimates disclosed by other oil and gas producers.
                                 (IN THOUSANDS)

                                                                                          AS OF DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           1994              1995              1996
                                                                        -----------       -----------       -----------
Future cash inflows.....................................................$   175,052           431,351         1,099,089
Future production costs.................................................    (34,472)          (76,021)         (113,178)
Future development costs................................................    (22,914)          (36,524)          (81,932)
Future income tax expenses..............................................     (6,016)           (8,577)         (162,887)
                                                                        -----------       -----------       -----------
   Future net cash flows................................................    111,650           310,229           741,092
10% annual discount for estimating timing of cash flows.................    (40,810)         (139,177)         (307,321)
                                                                        -----------       -----------       -----------
   Standardized measure of discounted future net cash flows.............$    70,840           171,052           433,771
                                                                        ===========       ===========       ===========

           Future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved oil and gas reserves. Future production and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

           Future income taxes are based on year-end statutory rates, adjusted for operating loss carryforwards and tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

           The standardized measure of discounted future net cash flows as of December 31, 1994, 1995 and 1996 was calculated using prices in effect as of those dates, which averaged $15.65, $19.73 and $25.18, respectively, per barrel of oil and $1.66, $2.06 and $3.66, respectively, per Mcf of natural gas.

           CHANGE IN STANDARDIZED MEASURE. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                       1994              1995             1996
                                                                   -----------       ------------     ------------
Changes due to current year operations:
   Sales of oil and gas, net of production costs...................$   (11,727)          (25,207)          (48,307)
   Sale of oil and gas properties..................................         --            (5,884)           (6,836)
   Extensions and discoveries......................................     16,290            62,407           192,174
   Purchases of oil and gas properties.............................         --            90,660            11,594
   Future development costs incurred...............................      7,242            10,216            24,500
Changes due to revisions in standardized variables:
   Prices and production costs.....................................    (20,609)           21,055           159,292
   Revisions of previous quantity estimates........................      3,432           (22,223)          (50,594)
   Revisions of purchased oil and gas properties...................         --           (28,199)               --
   Estimated future development costs..............................     (1,949)           17,676             3,254
   Income taxes....................................................      6,104              (893)          (82,831)
   Accretion of discount...........................................      7,179             7,145            17,575
   Production rates (timing) and other.............................     (6,912)          (26,541)           42,898
                                                                   -----------       -----------       -----------
      Net increase (decrease)......................................       (950)          100,212           262,719
   Beginning of year...............................................     71,790            70,840           171,052
                                                                   -----------       -----------       -----------
      End of year..................................................$    70,840           171,052           433,771
                                                                   ===========       ===========       ===========

           Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax. Extensions and discoveries include proved undeveloped reserves attributable to Kelley Oil's interests in drill sites assigned to DDPs but do not give effect to the Consolidation prior to 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           In connection with the Contour Transaction, the Company dismissed Ernst & Young LLP ("E&Y") as its principal accountants, effective February 15, 1996. On the same date, the Company engaged Deloitte & Touche LLP ("D&T") as its principal accountant to audit its financial statements. The change in accountants was approved by the audit committee of the Company's board of directors, contingent upon the closing of the Contour Transaction. Neither of E&Y's reports on the Company's financial statements for the years ended December 31, 1994 and 1993 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the last two years and the interim period prior to the change in accountants, (i) the Company had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) E&Y did not advise the Company of any "reportable event" as defined in Regulation S-K under the Securities Exchange Act of 1934 and (iii) the Company did not consult with D&T on any accounting, auditing, financial reporting or any other matters.

                                    PART III

ITEMS 10, 11, 12 AND 13. EXECUTIVE OFFICERS OF THE COMPANY; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, RESPECTIVELY.

           The information called for by these Items is incorporated by reference to the Company's definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act not later than April 30, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  FINANCIAL STATEMENTS AND SCHEDULES:

           (1) FINANCIAL STATEMENTS: The financial statements required to be filed are included under Item 8 of this Report.

           (2) SCHEDULES: All schedules for which provision is made in applicable accounting regulations of the SEC have been omitted as the schedules are either not required under the related instructions, are not applicable or the information required thereby is set forth in the Company's Consolidated Financial Statements or the Notes thereto.

           (3)   EXHIBITS:

EXHIBIT
NUMBER:        EXHIBIT
-------        -------
  2.1          Agreement and Plan of Consolidation among the Registrant, Kelley
               Oil Corporation, Kelley Oil & Gas Partners, Ltd. ("Kelley
               Partners") and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Registration
               Statement (the "Consolidation Registration Statement") on Form
               S-4 (Reg No. 33-84338) filed September 26, 1994, as amended).

  3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Consolidation Registration Statement).

  3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant dated December 20, 1994 (incorporated by reference to
               Exhibit 3.2 to the Consolidation Registration Statement).

  3.3 Certificate of Correction to Certificate of Incorporation of the Registrant dated February 12, 1996 (incorporated by reference to
               Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15, 1996).

  3.4 Certificate of Designation of $2.625 Convertible Exchangeable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 10, 1995).

  3.5 Certificate of Designations of Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 10, 1995).

  3.6          Bylaws of the Registrant (incorporated by reference to Exhibit
               3.5 to the Consolidation Registration Statement).

  4.1 Certificate representing Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Consolidation Registration Statement).

  4.2 Certificate representing $2.625 Convertible Exchangeable Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Consolidation Registration Statement).

  4.3 Supplemental Indenture dated February 7, 1995 among the Registrant, Kelley Partners and United States Trust Company of New York, relating to Kelley Partners' 8 1/2% Convertible Subordinated Debentures (the "8 1/2% Debentures") due 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 10,
               1995).

  4.4 Supplemental Indenture dated March 29, 1996 between the Registrant and the United States Trust Company of New York, relating to the 8 1/2% Debentures (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1995).

  4.5 Supplemental Indenture dated February 7, 1995 among the Registrant, Kelley Partners and United States Trust Company of New York, relating to Kelley Partners' 7 7/8% Convertible Subordinated Notes (the "7 7/8% Notes") due 1999 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 10, 1995).

  4.6 Supplemental Indenture dated March 29, 1996 between the Registrant and the United States Trust Company of New York, relating to the 7 7/8% Notes (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1995).

  4.7 Indenture dated as of June 15, 1995 among the Registrant, as issuer, Kelley Partners, Kelley Operating Company, Ltd. and Kelley Oil Corporation, as guarantors, and Chemical Bank, as trustee, relating to the Registrant's 13 1/2% Senior Notes due 1999 (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-92214) dated June 9, 1995.

  4.8 Supplemental Indenture dated as of October 28, 1996, among the Registrant, as issuer, Kelley Operating Company, Ltd. and Kelley Oil Corporation, as guarantors, and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, relating to the Registrant's 13 1/2% Senior Notes due 1999 (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-25214) for the quarterly period ended September 20, 1996).

  4.9 Indenture dated as of October 15, 1996, among the Registrant, as issuer, Kelley Oil Corporation and Kelley Operating Company, Ltd., as guarantors, and United States Trust Company of New York, relating to the Registrant's 10 3/8% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-25214) for the quarterly period ended September 30, 1996).

  4.10 Form of the Registrant's 10 3/8% Senior Subordinated Note Due 2006, Series B (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-18481) filed December 20, 1996, as amended).

  4.11 Option Agreement dated as of February 15, 1996 between the Registrant and Contour Production Company L.L.C. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15, 1996).

  10.1 Amended and Restated Employee Stock Ownership Plan of Kelley Oil effective as of January 1, 1989 (incorporated by reference to Exhibit 10.15 to Kelley Oil's Annual Report on Form 10-K (File No. 0-17585) for the year ended December 31, 1991).

  10.2 1987 Incentive Stock Option Plan (the "1987 Plan") of Kelley Oil (incorporated by reference to Kelley Oil's Annual Report on Form 10-K (File No. 0-17585) for the year ended December 31, 1988).

  10.3 1991 Incentive Stock Option Plan (the "1991 Plan") of Kelley Oil (incorporated by reference to Exhibit 10.3 to Kelley Oil's Annual Report on Form 10-K (File No. 0-175850 for the year ended December 31, 1991).

  10.4 1995 Incentive Stock Option Plan of the Registrant (the "1995 Plan") (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1995).

  10.5 Amendment to the 1987 Plan, 1991 Plan and 1995 Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15, 1996).

  10.6 1996 Nonqualified Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15,
               1996).

  10.7 Employment Agreement dated as of February 15, 1996 between the Registrant and John F. Bookout, Jr. (incorporated by reference to
               Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15, 1996).

  10.8 Form of Employment Agreements dated as of February 15, 1996 between the Registrant and each of Dallas Laumbach and William Albrecht (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15, 1996).

  10.9         Employment Agreement dated as of March 20, 1997 with David C.
               Baggett.

  10.10 Amended and Restated Credit Agreement among Kelley Oil & Gas Corporation, Kelley Oil Corporation and Kelley Operating Company, Ltd., as Borrowers, Concorde Gas Marketing, Inc., Kelley Partners 1992 Development Drilling Joint Venture, Kelley Partners 1994 Development Drilling Joint Venture, Kelley Partners 1992 Development Drilling Program and Kelley Partners 1994 Development Drilling Program, as Guarantors, Texas Commerce Bank National Association, as Agent, Chase Securities Inc., as Arranger and Syndication Agent, and the Lenders Signatory thereto, dated as of December 12, 1996 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-18481) filed December 20, 1996, as amended).

  10.11        1996 Incentive Stock Option Plan (the "1996 Plan") of the
               Registrant.

  21.1         Subsidiaries of the Registrant.

  23.1         Consent of Deloitte & Touche LLP.

  23.2         Consent of Ernst & Young LLP.

  23.3         Consent of H.J. Gruy & Associates, Inc.

      (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1997.
                                                  KELLEY OIL & GAS CORPORATION



By:         /S/ JOHN F. BOOKOUT             By:       /S/ DAVID C. BAGGETT
              John F. Bookout                           David C. Baggett
          Chief Executive Officer                     Senior Vice President
                                                   and Chief Financial Officer


                       By:       /S/ LAWRENCE G. MARBLE
                                   Lawrence G. Marble
                                       Controller
                               (Chief Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 27th day of March, 1997 by the following persons in their capacity as directors of the Registrant.


   /S/ JOHN F. BOOKOUT                                    /S/ WILLIAM J. MURRAY
     John F. Bookout                                        William J. Murray



/S/ JOHN J. CONKLIN, JR.                                   /S/ OGDEN M. PHIPPS
  John J. Conklin, Jr.                                       Ogden M. Phipps



  /S/ RALPH P. DAVIDSON                                  /S/ MICHAEL B. ROTHFELD
    Ralph P. Davidson                                      Michael B. Rothfeld



                                /S/ WARD W. WOODS
                                  Ward W. Woods