Form 10-Q
period 1997-03-31
KELLEY OIL & GAS CORP
filed 1997-05-15
CIK 930529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED MARCH 31, 1997     COMMISSION FILE NO. 0-25214

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              TITLE OF CLASS               OUTSTANDING AT APRIL 30, 1997
               Common Stock                         98,315,093

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
  Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997
   (unaudited)............................................................  2

  Consolidated Statements of Income (Loss) for the three months ended
   March 31, 1996 and 1997 (unaudited)....................................  3

  Consolidated Statements of Cash Flows for the three months ended
   March 31, 1996 and 1997 (unaudited)....................................  4

  Notes to Consolidated Financial Statements (unaudited)..................  5

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  6

PART II.  OTHER INFORMATION...............................................  9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        DECEMBER 31,  MARCH 31,
                                                           1996         1997
                                                         ---------    ---------
                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents ..........................   $   4,070    $     573
  Accounts receivable ................................      22,519       17,949
  Accounts receivable - drilling programs ............       1,533          720
  Prepaid expenses and other current assets ..........       1,347        1,859
                                                         ---------    ---------
    Total current assets .............................      29,469       21,101
                                                         ---------    ---------
  Oil and gas properties, successful efforts method:
    Unproved properties, net .........................      12,521       11,821
    Properties subject to amortization ...............     338,794      350,349
  Pipelines and other transportation assets, at cost .       4,689        4,689
  Furniture, fixtures and equipment ..................       1,700        1,904
                                                         ---------    ---------
                                                           357,704      368,763
  Less: Accumulated depreciation, depletion
   and amortization ..................................    (199,236)    (205,216)
                                                         ---------    ---------
    Total property and equipment, net ................     158,468      163,547
                                                         ---------    ---------
  Other non-current assets, net ......................       1,290        1,394
                                                         ---------    ---------
    TOTAL ASSETS .....................................   $ 189,227    $ 186,042
                                                         =========    =========

LIABILITIES:
  Accounts payable and accrued expenses ..............   $  31,093    $  38,401
  Accounts payable - drilling programs ...............       4,416          735
                                                         ---------    ---------
    Total current liabilities ........................      35,509       39,136
                                                         ---------    ---------
  Long term debt .....................................     184,253      175,735
                                                         ---------    ---------
    TOTAL LIABILITIES ................................     219,762      214,871
                                                         ---------    ---------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value, 20,000 shares
   authorized at December 31, 1996 and March 31,
   1997; 1,746 and 1,745 shares outstanding at
   December 31, 1996 and March 31, 1997,
   respectively (liquidation value at December 31,
   1996 and March 31, 1997 of $48,219 and $49,363,
   respectively) .....................................       2,618        2,618
  Common stock, $.01 par value, 200,000 shares
   authorized at December 31, 1996 and March 31,
   1997, respectively; 98,293 and 98,295 shares
   outstanding at December 31, 1996 and March 31,
   1997, respectively ................................         983          983
  Additional paid-in capital .........................     273,096      273,099
  Accumulated deficit ................................    (307,232)    (305,529)
                                                         ---------    ---------
   TOTAL STOCKHOLDERS' DEFICIT .......................     (30,535)     (28,829)
                                                         ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ........   $ 189,227    $ 186,042
                                                         =========    =========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
Oil and gas revenues ....................................   $ 12,704    $ 18,398
Gas marketing revenues, net .............................        394         549
Interest and other income ...............................        314         163
                                                            --------    --------
  Total revenues ........................................     13,412      19,110
                                                            --------    --------

Production expenses .....................................      2,572       2,370
Exploration costs .......................................      1,640       1,049
General and administrative expenses .....................      2,633       2,180
Interest and other debt expenses ........................      6,398       5,828
Depreciation, depletion and amortization ................      5,681       5,980
                                                            --------    --------
  Total expenses ........................................     18,924      17,407
                                                            --------    --------

Net income (loss) before income taxes ...................     (5,512)      1,703
Income taxes ............................................       --          --
                                                            --------    --------
Net income (loss) .......................................     (5,512)      1,703
Less: Preferred stock dividends .........................       --          --
                                                            --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ............   $ (5,512)   $  1,703
                                                            ========    ========

Income (loss) per share:
  Primary and assuming full dilution:
    Net income (loss) ...................................   $   (.08)   $    .02
                                                            ========    ========

Average common and common equivalent shares outstanding .     68,305     100,162

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
OPERATING ACTIVITIES:
Net income (loss) ......................................   $ (5,512)   $  1,703
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation, depletion and amortization .............      5,681       5,980
  Dry hole and impairment costs ........................        (40)       --
  Accretion and amortization of debt expenses ..........      1,117       1,064
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable ...........     (3,145)      5,383
  Increase in prepaid expenses and other current assets      (1,425)       (512)
  Increase in other non-current assets .................     (1,074)       (186)
  Increase in accounts payable and accrued expenses ....      1,022       3,627
                                                           --------    --------
Net cash provided by (used in) operating activities ....     (3,376)     17,059
                                                           --------    --------

INVESTING ACTIVITIES:
Capital expenditures ...................................     (7,139)    (11,059)
Proceeds from sale of equipment ........................        251        --
                                                           --------    --------
Net cash used in investing activities ..................     (6,888)    (11,059)
                                                           --------    --------

FINANCING ACTIVITIES:
Proceeds from long term borrowings .....................      8,000       4,000
Principal payments on long term borrowings .............    (30,000)    (13,500)
Proceeds from sale of common stock .....................     48,000           3
Syndication costs charged to equity ....................     (3,968)       --
                                                           --------    --------
Net cash provided by (used in) financing activities ....     22,032      (9,497)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents .......     11,768      (3,497)
Cash and cash equivalents, beginning of period .........      6,352       4,070
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 18,120    $    573
                                                           ========    ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Kelley Oil & Gas Corporation (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1996.

      Certain financial statement items in the interim 1996 period have been reclassified to conform to the interim 1997 presentation. In addition, gas marketing revenues and cost of gas sold have been presented on a net basis for the periods presented and are reflected in the "Gas marketing revenues, net" on the Consolidated Statements of Income (Loss).

NOTE 2 - PREFERRED STOCK

      In January 1996, the Company suspended the payment of the quarterly dividend on its $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") scheduled for February 1, 1996. As of March 31, 1997, $5.7 million or $3.28 per share in dividends were in arrears, increasing the total liquidation value to $49.4 million. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million) which was paid on May 1, 1997. Future dividends on the Preferred Stock are prohibited under the Company's existing credit facility.

NOTE 3 - EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this statement will not have a material effect on EPS and thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

NOTE 4 - LEGAL PROCEEDINGS

      As previously disclosed, following Kelley Oil's announcement of the initial proposal for the consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the consolidation. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on a revised consolidation proposal negotiated by a special committee of Kelley Oil's non-management directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the consolidation of all four lawsuits and the certification of a Unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1,479,000, payable $300,000 in cash and the balance at the election of the Company in either cash or common stock, the market value of the common stock to be determined by the weighted average sales prices of shares of common stock for the ten (10) business days immediately preceding the payment date, plus interest from the date the case is no longer subject to review in any court.

      On April 29, 1997, the U.S. Court of Appeals for the Fifth Circuit affirmed the final judgment and order of the District Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      HEDGING ACTIVITIES. Kelley periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for Kelley to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by Kelley from hedging activities are included in oil and gas revenues and average sales prices. Kelley's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in Kelley's subsidiary partnerships. Through natural gas swap agreements, approximately 64% of Kelley's natural gas production for the first quarter of 1997 was affected by Kelley's hedging transactions at an average NYMEX quoted price of $2.56 per MMBtu before transaction and transportation costs. As of March 31, 1997, approximately 38% of Kelley's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.29 per MMBtu before transaction and transportation costs. Hedging activities reduced revenues by approximately $2.1 million in the first quarter of 1997 as compared to estimated revenues had no hedging activities been conducted. At March 31, 1997, the fair market value of the Company's existing hedging instruments for future production months approximated $2.0 million.

      The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

      The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company's oil and natural gas operations for the periods indicated.

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                              1996        1997
                                                           ---------   ---------
NET PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls) ............          65          47
  Natural gas (Mmcf) ...................................       4,868       7,076
  Natural gas equivalent (Mmcfe) .......................       5,258       7,358
AVERAGE SALES PRICE PER UNIT:
  Oil and other liquid hydrocarbons (per Bbl) ..........   $   19.74   $   21.25
  Natural gas (per Mcf) ................................        2.39        2.45
  Natural gas equivalent (per Mcfe) ....................        2.46        2.49
COST PER MCFE:
  Lease operating expenses .............................   $     .40   $     .24
  Severance taxes ......................................         .09         .08
  General and administrative expenses ..................         .49         .30
  Depreciation, depletion and amortization
     (oil and gas activities) ..........................        1.07         .80
  Interest expense, excluding accretion
     and amortization ..................................         .94         .65

      The Company's oil and gas revenues of $18.4 million for the first quarter of 1997 increased 44.9% compared to $12.7 million in the same period of 1996 primarily as a result of an increase in gas production of 45.4%.

      For the first quarter of 1997, revenues from natural gas marketing and transportation operations, net of associated costs, increased 25% to $0.5 million from $0.4 million for the same period in 1996.

      Production expenses for the first quarter of 1997 decreased 7.7% to $2.4 million from $2.6 million in the same period last year, primarily reflecting lower average costs on north Louisiana production, which is increasing in proportion to other higher cost production, offset by higher overall production levels. On a unit basis, production expenses decreased $0.32 per Mcfe in the first quarter of 1997 compared to $0.49 per Mcfe in the quarter last year.

      Exploration costs totaled $1.0 million in the first quarter of 1997 and $1.6 million in the corresponding period of 1996, a decrease of 37.5%, primarily the result of a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams Production - Gulf Coast Company, L.P. ("Williams"). Pursuant to the agreement, Williams purchased a 50% interest in the Company's 27,000 net acre position as well as 23 wells and related facilities in the Houma Embayment in Terrebonne Parish, Louisiana.

      General and administrative expenses of $2.2 million in the first quarter of 1997 decreased 15.4% compared to $2.6 million in the corresponding period last year, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. On a unit basis, general and administrative expenses were $0.30 per Mcfe in the first quarter of 1997 compared to $0.49 per Mcfe in the corresponding quarter of 1996.

      Interest and other debt expenses of $5.8 million in the first quarter of 1997 decreased 9.4% from $6.4 million in the same period of 1996. The decrease in interest expense resulted primarily from lower interest rates under the 10 3/8% Senior Subordinated Notes than under the 13 1/2% Senior Notes retired in October 1996, and lower debt amortization expenses as a result of the refinancing of the 13 1/2% Senior Notes and the bank credit facility. These were partially offset by higher average debt levels during the current period. See "Liquidity and Capital Resources." In addition to its 1997 interest expense of $4.8 million, the Company recorded non-cash charges in the first quarter of 1997 of $0.3 million for amortization of debt issuance costs, $0.2 million for accretion of note discount and $0.5 million for accretion of debt valuation discount.

      Depreciation, depletion and amortization ("DD&A") increased 5.3% from $5.7 million in the first quarter of 1996 to $6.0 million in the current period, primarily as a result of higher first quarter 1997 production which was partially offset by a reduction in the units-of-production DD&A rate for oil and gas activities from $1.07 per Mcfe in the first quarter 1996 to $0.80 per Mcfe in the current period.

      Kelley recognized net income of $1.7 million in the first quarter of 1997 and a net loss of $5.5 million in the same period last year. The earnings improvement reflects higher gas production and prices and lower exploration costs and general and administrative and interest expenses.

      The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash provided by operating activities during the first three months of 1997 aggregated $17.1 million. Funds used in investing and financing activities were comprised of capital expenditures of $11.1 million and net principal retirements of $9.5 million on bank borrowings, respectively. As a result of these activities, cash and cash equivalents decreased from $4.1 million at December 31, 1996 to $0.6 million as of March 31, 1997. As of March 31, 1997, Kelley had a working capital deficit of $18.0 million, compared to a working capital deficit of $6.0 million at the end of 1996. The working capital deficit at March 31, 1997 includes interest payable of $7.4 million which was substantially paid in April 1997. The balance of the working capital deficit will be funded through operations and/or bank borrowings under existing lines of credit.

      CAPITAL RESOURCES. The credit facility provides for a maximum $125 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 12, 2000. Borrowings under the credit facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of Kelley) which may be redetermined more frequently at the election of the lenders or the borrowers. Initially, the borrowing base is $57.5 million. At March 31, 1997, $4.0 million was outstanding under the credit facility.

      At March 31, 1997, the Company has $190.7 million face amount of debt outstanding, requiring $19.2 million in annual cash interest payments. The outstanding Preferred Stock is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $49.4 million at March 31, 1997, including such dividend arrearages. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1997 and May 1, 1997, aggregating approximately $2.3 million. Further dividends are prohibited under the existing credit facility.

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

      CAPITAL COMMITMENTS. Kelley's 1997 capital expenditure budget provides for $34.3 million to be expended primarily on development drilling in north Louisiana. In the first three months of 1997, the Company participated in drilling 15 gross (6.83 net) wells, all of which were found productive. The 1997 drilling performance reflects lower risk operations in north Louisiana. Kelley, with its partner, continues to explore in south Louisiana under an agreement which allows the Company to retain exposure to this prolific region while minimizing the capital cost associated with exploration. As of the end of the quarter, Kelley was participating in the drilling/completing of 8 gross wells.

      In addition, Kelley has an active program for ongoing evaluation of opportunities meeting its acquisition criteria. There can be no assurance that attractive acquisition candidates will be available to the Company on terms it deems reasonable or that any completed acquisition will ultimately prove to be a successful undertaking by the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As previously reported, following Kelley Oil's announcement of the initial proposal for the consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the consolidation. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on a revised consolidation proposal negotiated by a special committee of Kelley Oil's non-management directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the consolidation of all four lawsuits and the certification of a Unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1,479,000, payable $300,000 in cash and the balance at the election of the Company in either cash or common stock, the market value of the common stock to be determined by the weighted average sales prices of shares of common stock for the ten (10) business days immediately preceding the payment date, plus interest from the date the case is no longer subject to review in any court.

      On April 29, 1997, the U.S. Court of Appeals for the Fifth Circuit affirmed the final judgment and order of the District Court.

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

      On April 15, 1997, the Company's Board of Directors declared a dividend of $2.625 per share applicable to dividends for 1996 on its $2.625 Convertible Exchangeable Preferred Stock to stockholders of record as of April 25, 1997, which was paid May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1997 and May 1, 1997, aggregating approximately $2.3 million.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KELLEY OIL & GAS CORPORATION

Date: May 15, 1997                        By: /s/  DAVID C. BAGGETT
                                                   David C. Baggett
                                               Senior Vice President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)
                                             (Principal Accounting Officer)