Form 10-Q
period 1997-06-30
KELLEY OIL & GAS CORP
filed 1997-08-13
CIK 930529

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 1997            COMMISSION FILE NO. 0-25214

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            TITLE OF CLASS                      OUTSTANDING AT JULY 31, 1997
            --------------                      ----------------------------
             Common Stock                                98,556,094
================================================================================

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
  Consolidated Balance Sheets as of June 30, 1997
    (unaudited) and December 31, 1996 ......................................  2

  Consolidated Statements of Income (Loss) for the three
    months and six months ended June 30, 1997 and 1996 (unaudited)..........  3

  Consolidated Statements of Cash Flows for the six months ended
    June 30, 1997 and 1996 (unaudited)......................................  4

  Notes to Consolidated Financial Statements (unaudited)....................  5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................................  7


PART II.  OTHER INFORMATION................................................. 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1997          1996
                                                                        --------      ------
                                                                        (UNAUDITED)
ASSETS:
  Cash and cash equivalents.............................................$     80      $  4,070
  Accounts receivable...................................................  17,472        22,519
  Accounts receivable - drilling programs...............................     668         1,533
  Prepaid expenses and other current assets.............................   1,228         1,347
                                                                        --------      --------
    Total current assets................................................  19,448        29,469
                                                                        --------      --------
  Oil and gas properties, successful efforts method:
    Unproved properties, net............................................  10,712        12,521
    Properties subject to amortization.................................. 362,306       338,794
  Pipelines and other transportation assets, at cost ...................   4,689         4,689
  Furniture, fixtures and equipment.....................................   2,089         1,700
                                                                        --------      --------
                                                                         379,796       357,704
  Less:  Accumulated depreciation, depletion and amortization...........(211,301)     (199,236)
                                                                        --------      --------
    Total property and equipment, net................................... 168,495       158,468
                                                                        --------      --------
  Other non-current assets, net.........................................   1,455         1,290
                                                                        --------      --------
    TOTAL ASSETS........................................................$189,398      $189,227
                                                                        ========      ========

LIABILITIES:
  Accounts payable and accrued expenses.................................$ 28,952      $ 31,093
  Accounts payable - drilling programs..................................     689         4,416
                                                                        --------      --------
    Total current liabilities...........................................  29,641        35,509
                                                                        --------      --------
  Long term debt........................................................ 194,216       184,253
                                                                        --------      --------
    TOTAL LIABILITIES................................................... 223,857       219,762
                                                                        --------      --------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value, 20,000,000 shares
    authorized at June 30, 1997 and December 31, 1996;
    1,745,431 and 1,745,500 shares outstanding at
    June 30, 1997 and December 31, 1996, respectively
    (liquidation value at June 30, 1997 and December 31, 1996
    of $45,927 and $48,219, respectively)...............................   2,618         2,618
  Common stock, $.01 par value, 200,000,000 shares authorized at June 30, 1997 and December 31, 1996, respectively;
    98,495,094 and 98,293,458 shares outstanding at June 30, 1997
    and December 31, 1996, respectively.................................     985           983
  Additional paid-in capital............................................ 273,297       273,096
  Accumulated deficit...................................................(311,359)     (307,232)
                                                                        --------      --------
    TOTAL STOCKHOLDERS' DEFICIT......................................... (34,459)      (30,535)
                                                                        --------      --------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT...........................$189,398      $189,227
                                                                        ========      ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                               ---------------------     ---------------------
                                                 1997         1996          1997        1996
                                               --------     --------     --------     --------
Oil and gas revenues...........................$ 15,642     $ 12,619     $ 34,040     $ 25,323
Gas marketing revenues, net....................     536          314        1,085          708
Interest and other income......................      71          215          234          529
                                               --------     --------     --------     --------
  Total revenues...............................  16,249       13,148       35,359       26,560
                                               --------     --------     --------     --------
Production expenses............................   2,561        2,595        4,931        5,167
Exploration costs..............................     833        1,413        1,882        3,053
General and administrative expenses............   1,807        2,193        3,987        4,826
Interest and other debt expenses...............   6,211        5,911       12,039       12,309
Restructuring expense..........................      --        2,000           --        2,000
Depreciation, depletion and amortization.......   6,085        3,872       12,065        9,553
                                               --------     --------     --------     --------
  Total expenses...............................  17,497       17,984       34,904       36,908
                                               --------     --------     --------     --------
Net income (loss) before income taxes..........  (1,248)      (4,836)         455      (10,348)
Income taxes...................................      --           --           --           --
                                               --------     --------     --------     --------
Net income (loss)..............................  (1,248)      (4,836)         455      (10,348)
Less: Preferred stock dividends................  (4,582)          --       (4,582)          --
                                               ---------    --------     --------     --------
Net loss applicable to common stock............$ (5,830)    $ (4,836)    $ (4,127)    $(10,348)
                                               ========     ========     ========     ========
Loss per share:
  Primary and assuming full dilution:
    Net loss...................................$   (.06)    $   (.05)    $   (.04)    $   (.13)
                                               ========     ========     ========     ========
Average common and common equivalent shares
  outstanding:
  Primary and assuming full dilution...........  98,338       95,391       98,316       81,848

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------
                                                                         1997           1996
                                                                       ---------      ---------
OPERATING ACTIVITIES:
  Net income (loss)....................................................$    455       $(10,348)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation, depletion and amortization...........................  12,065          9,553
    Dry hole and impairment costs......................................      --            201
    Accretion and amortization of debt expenses........................   2,128          2,684
    Restructuring expense..............................................      --          1,716
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable.........................   5,912         (1,708)
    Decrease (increase) in prepaid expenses and other current assets...     119         (1,313)
    Increase in other non-current assets...............................    (330)        (1,629)
    Decrease in accounts payable and accrued expenses..................  (5,868)        (4,297)
                                                                       --------       --------
  Net cash provided by (used in) operating activities..................  14,481         (5,141)
                                                                       --------       --------
INVESTING ACTIVITIES:
  Capital expenditures................................................. (22,092)       (16,346)
  Proceeds from sale of equipment......................................      --            293
                                                                       --------       --------
  Net cash used in investing activities................................ (22,092)       (16,053)
                                                                       --------       --------
FINANCING ACTIVITIES:
  Proceeds from long term borrowings...................................  42,000          8,000
  Principal payments on long term borrowings........................... (34,000)       (30,000)
  Proceeds from sale of common stock, net..............................     203         43,961
  Dividends on preferred stock.........................................  (4,582)            --
                                                                       --------       --------
  Net cash provided by financing activities............................   3,621         21,961
                                                                       --------       --------
Increase (decrease) in cash and cash equivalents.......................  (3,990)           767
Cash and cash equivalents, beginning of period.........................   4,070          6,352
                                                                       --------       --------
Cash and cash equivalents, end of period...............................$     80       $  7,119
                                                                       ========       ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements of Kelley Oil & Gas Corporation (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

        Certain 1996 financial statement items have been reclassified to conform to the 1997 presentation.

NOTE 2 - PREFERRED STOCK

        In January 1996, the Company suspended the payment of the quarterly dividend on its $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") scheduled for February 1, 1996. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million) which was paid on May 1, 1997. Future dividends on the Preferred Stock are prohibited under the Company's existing credit facility. As of June 30, 1997, $2.3 million or $1.31 per share in dividends were in arrears, increasing the total liquidation value to $45.9 million or $26.31 per share.

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

NOTE 4 - LEGAL PROCEEDINGS

        As previously disclosed, following Kelley Oil's announcement of the initial proposal for the consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the consolidation. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on a revised consolidation proposal negotiated by a special committee of Kelley Oil's non-management directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the consolidation of all four lawsuits and the certification of a Unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1.5 million, plus interest from March 3, 1995 through the payment date. On April 29, 1997, the U.S. Court of Appeals for the Fifth Circuit affirmed the final judgment and order of the District Court. On August 4, 1997, the Company made a cash payment of $1.7 million which included $0.2 million of interest (fully accrued at June 30, 1997).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        INTRODUCTION. Kelley Oil & Gas Corporation and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition. The Company's activities are concentrated primarily in two geographic areas: north Louisiana and south Louisiana. The Company's core natural gas properties in north Louisiana are located in the Sailes, Sibley, West Bryceland and Ada fields of Webster and Bienville Parishes, while its core properties in south Louisiana are concentrated in Terrebonne Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations.

        HEDGING ACTIVITIES. The Company periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Through natural gas swap agreements, approximately 64% and 65% of the Company's natural gas production for the second quarter of 1997 and first half of 1997, respectively, were affected by its hedging transactions at an average NYMEX quoted price of $2.31 per MMBtu and $2.44 per MMBtu, respectively, before transaction and transportation costs. As of June 30, 1997, approximately 43% of the Company's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.19 per MMBtu before transaction and transportation costs. Hedging activities increased revenues by approximately $0.9 million in the second quarter of 1997 and reduced revenues by approximately $1.3 million in the first half of 1997, as compared to estimated revenues had no hedging activities been conducted. At June 30, 1997, the fair market value of the Company's existing hedging instruments for future production months approximated $0.2 million.

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

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                        1997       1996       1997      1996
                                                      --------   -------    -------    -------
NET PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls)...........      54        55        101        120
  Natural gas (Mmcf)..................................   7,225     5,036     14,301      9,904
  Natural gas equivalent (Mmcfe)......................   7,549     5,366     14,907     10,624
AVERAGE SALES PRICE PER UNIT:
  Oil and other liquid hydrocarbons (per Bbl).........$  19.37   $ 23.21    $ 20.25    $ 21.34
  Natural gas (per Mcf)...............................    2.02      2.25       2.24       2.32
  Natural gas equivalent (per Mcfe)...................    2.07      2.35       2.28       2.40
COST PER MCFE:
  Lifting costs.......................................$    .23   $   .39    $   .22    $   .38
  Severance taxes and ad valorem taxes................     .11       .10        .11        .10
  General and administrative expenses.................     .24       .41        .27        .45
  Depreciation, depletion and amortization
   (oil and gas activities)...........................     .80       .71        .80        .89
  Interest expense, excluding accretion
    and amortization..................................     .68       .87        .67        .91

        THREE MONTHS ENDED JUNE 30, 1997 AND 1996. The Company's oil and gas revenues of $15.6 million for the second quarter of 1997 increased 24% compared to $12.6 million in the same period of 1996 primarily as a result of an increase in gas production of 43%, partially offset by decreases in both gas and oil prices of 10% and 17%, respectively. The increase in gas production is primarily due to the Company's drilling activities in north Louisiana somewhat offset by the sale to Williams Production - Gulf Coast Company, L.P. ("Williams") of one-half of its interest in 23 wells and related facilities in the Houma Embayment in Terrebonne Parish, Louisiana in the fourth quarter of 1996.

        For the second quarter of 1997, revenues from natural gas marketing, net of cost of gas sold, increased 67% to $0.5 million from $0.3 million for the same period in 1996.

        Production expenses for the second quarter of 1997 remained level with same period last year at $2.6 million. Lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the second quarter of 1997 decreased 41% from the same period last year to $0.23. This primarily reflects lower average costs on new production in north Louisiana relative to existing production.

        Exploration costs totaled $0.8 million in the second quarter of 1997 and $1.4 million in the corresponding period of 1996, a decrease of 43%, primarily the result of a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams.

        General and administrative expenses of $1.8 million in the second quarter of 1997 decreased 18% compared to $2.2 million in the corresponding period last year, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. On a unit basis, general and administrative expenses were $0.24 per Mcfe in the second quarter of 1997 compared to $0.41 per Mcfe in the corresponding quarter of 1996.

        Interest and other debt expenses of $6.2 million in the current quarter increased 5% from $5.9 million in the same period of 1996. The increase in interest expense resulted primarily from interest accrued in the second quarter of 1997 related to the settlement of a lawsuit and higher average debt outstanding. These were partially offset by lower effective interest rates under the 10 3/8% Senior Subordinated Notes than under the 13 1/2% Senior Notes retired in October 1996, and lower debt amortization expenses as a result of the refinancing of the 13 1/2% Senior Notes and the bank credit facility. See "Liquidity and Capital Resources." In addition to its second quarter 1997 interest expense of $5.2 million, the Company recorded non-cash charges in the second quarter of 1997 of $0.3 million for amortization of debt issuance costs, $0.2 million for accretion of note discount and $0.5 million for accretion of debt valuation discount.

        Restructuring expense in the second quarter of 1996 was $2.0 million. There was no restructuring expense in the second quarter of 1997.

        Depreciation, depletion and amortization ("DD&A") increased 56% from $3.9 million in the second quarter of 1996 to $6.1 million in the current period, primarily as a result of higher second quarter 1997 production and an adjustment to first quarter 1996 DD&A expense that was recorded in the second quarter of 1996.

        The Company recognized a net loss of $1.2 million in the second quarter of 1997 and a net loss of $4.8 million in the same period last year. The reasons for the earnings improvement are described in the foregoing discussion.

        SIX MONTHS ENDED JUNE 30, 1997 AND 1996. The Company's oil and gas revenues of $34.0 million for the first half of 1997 increased 34% compared to $25.3 million in the same period of 1996 primarily as a result of an increase in gas production (44%), partially offset by lower gas prices (3%) and oil production (16%). The increase in gas production is primarily due to the Company's drilling activities in north Louisiana somewhat offset by the sale to Williams of one-half of its interest in 23 wells and related facilities in the Houma Embayment in Terrebonne Parish, Louisiana in the fourth quarter of 1996.

        For the first six months of 1997, revenues from natural gas marketing, net of cost of gas sold, increased 57% to $1.1 million from $0.7 million for the same period in 1996.

        Production expenses for the first six months of 1997 decreased 6% to $4.9 million from $5.2 million in the same period last year, primarily reflecting lower average costs on north Louisiana production, which is increasing in proportion to other higher cost production, partially offset by higher overall production levels. On a unit basis, lifting costs decreased to $0.22 per Mcfe in the first six months of 1997 compared to $0.38 per Mcfe in the corresponding period last year.

        Exploration costs totaled $1.9 million in the first half of 1997 and $3.1 million in the corresponding period of 1996, a decrease of 39%, primarily the result of a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams.

        General and administrative expenses of $4.0 million in the first six months of 1997 decreased 17% compared to $4.8 million in the corresponding period last year, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. On a unit basis, general and administrative expenses were $0.27 per Mcfe in the first half of 1997 compared to $0.45 per Mcfe in the corresponding period of 1996.

        Interest and other debt expenses of $12.0 million in the first half of 1997 decreased 2% from $12.3 million in the same period of 1996. The decrease in interest expense resulted primarily from lower interest rates under the 10 3/8% Senior Subordinated Notes than under the 13 1/2% Senior Notes retired in October 1996, and lower debt amortization expenses as a result of the refinancing of the 13 1/2% Senior Notes and the bank credit facility. These were partially offset by higher average debt levels during the current period and the accrual of interest in the first half of 1997 related to the settlement of a lawsuit. See "Liquidity and Capital Resources." In addition to its 1997 interest expense of $9.9 million, the Company recorded non-cash charges in the first six months of 1997 of $0.6 million for amortization of debt issuance costs, $0.5 million for accretion of note discount and $1.0 million for accretion of debt valuation discount.

        Restructuring expense in the first half of 1996 was $2.0 million. There was no restructuring expense in the first half of 1997.

        Depreciation, depletion and amortization ("DD&A") increased 26% from $9.6 million in the first six months of 1996 to $12.1 million in the current period, primarily as a result of higher first half 1997 production which was partially offset by a reduction in the units-of-production DD&A rate for oil and gas activities from $0.89 per Mcfe in the first half of 1996 to $0.80 per Mcfe in the current period.

        The Company recognized net income of $0.5 million in the first six months of 1997 and a net loss of $10.3 million in the same period last year. The reasons for the earnings improvement are described in the foregoing discussion.

        The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Net cash provided by operating activities, before working capital adjustments, during the first six months of 1997 aggregated $14.6 million. Funds used in investing activities were comprised of capital expenditures of $22.1 million. Funds provided by financing activities were comprised primarily of net principal borrowings of $8.0 million on the bank credit facility, partially offset by the payment of $4.6 million of preferred stock dividends. As a result of these activities, cash and cash equivalents decreased from $4.1 million at December 31, 1996 to $0.1 million as of June 30, 1997. As of June 30, 1997, the Company had a working capital deficit of $10.2 million, compared to a working capital deficit of $6.0 million at the end of 1996. The balance of the working capital deficit will be funded through operations and/or bank borrowings under existing lines of credit.

        CAPITAL RESOURCES. The credit facility provides for a maximum $125 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 12, 2000. Borrowings under the credit facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. Initially, the borrowing base was $57.5 million. On May 20, 1997, the borrowing base was increased to $70.0 million. At June 30, 1997, $21.5 million was outstanding under the credit facility.

        At June 30, 1997, the Company had $208.2 million face amount of debt outstanding, requiring $19.7 million in annual cash interest payments. The outstanding Preferred Stock is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $45.9 million at June 30, 1997, including such dividend arrearages. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1997 and May 1, 1997, aggregating approximately $2.3 million. Further dividends are prohibited under the existing credit facility.

        Pursuant to the second stage of Contour's equity investment in the Company, Contour has committed to provide an additional $27.0 million in equity financing upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations, but in no event later than January 2000. While exercise of such commitment cannot be assured prior to January 2000, any proceeds received pursuant to such commitment will reduce the Company's dependence on outside financing to support subsequent drilling and acquisition activities.

        CAPITAL COMMITMENTS. The Company's 1997 capital expenditure budget provides for $36.4 million to be expended primarily on development drilling in north Louisiana. In the first six months of 1997, the Company participated in drilling 43 gross (18.13 net) wells, all of which were completed and found to be productive. The 1997 drilling performance reflects lower risk operations in north Louisiana and exploratory successes in south Louisiana. The Company, with its partner, continues to explore in south Louisiana under an agreement which allows it to retain exposure to this prolific region while minimizing the capital cost associated with exploration. As of the end of the quarter, the Company was participating in the drilling/completing of 15 gross (5.24 net) wells.

        In addition, the Company has an active program for ongoing evaluation of opportunities meeting its acquisition criteria. There can be no assurance that attractive acquisition candidates will be available to the Company on terms it deems reasonable or that any completed acquisition will ultimately prove to be a successful undertaking by the Company.

        The Company anticipates that, except for any significant property acquisitions, business combinations or development required by exploratory success (and subject to price stability), cash flow from operations and borrowings under the revolving credit facility will be adequate to fund its debt service obligations, expected capital expenditure requirements and working capital needs for the foreseeable future. To fully realize the Company's objectives for property development and acquisitions, however, it may be required to pursue additional financing alternatives.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        As previously reported, following Kelley Oil's announcement of the initial proposal for the consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the consolidation. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on a revised consolidation proposal negotiated by a special committee of Kelley Oil's non-management directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the consolidation of all four lawsuits and the certification of a Unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1.5 million, plus interest from March 3, 1995 through the payment date. On April 29, 1997, the U.S. Court of Appeals for the Fifth Circuit affirmed the final judgment and order of the District Court. On August 4, 1997, the Company made a cash payment of $1.7 million which included $0.2 million of interest (fully accrued at June 30, 1997).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 29, 1997, the Company held its annual meeting of shareholders. All of the incumbent directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below:

                                                  VOTES FOR     VOTES WITHHELD
                                                  ----------    --------------
John F. Bookout...................................91,445,354       1,231,470
John J. Conklin, Jr...............................91,559,126       1,117,698
Ralph P. Davidson.................................91,492,735       1,184,089
William J. Murray.................................91,522,643       1,154,181
Ogden M. Phipps...................................91,593,732       1,083,092
Michael B. Rothfeld...............................91,586,075       1,090,749
Ward W. Woods.....................................91,592,266       1,084,558

        The shareholders also approved the Company's 1997 Annual and Long-Term Incentive-Performance Plan at the annual meeting. The number of votes cast are set forth below:

   VOTES FOR          VOTES AGAINST        VOTES ABSTAINED           NO VOTE
  ----------          -------------        ---------------          ---------
  84,575,002            3,867,144              496,996              3,737,682

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               EXHIBIT
               NUMBER                     EXHIBIT
               -------                    -------
                 27 Financial Data Schedule (included only in the electronic filing of this document)

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the second quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KELLEY OIL & GAS CORPORATION



Date: August 13, 1997                  By: /s/ DAVID C. BAGGETT
                                           David C. Baggett
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer)
                                           (Principal Financial Officer)