Form 10-Q
period 1997-09-30
KELLEY OIL & GAS CORP
filed 1997-11-13
CIK 930529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 0-25214

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              TITLE OF CLASS              OUTSTANDING AT OCTOBER 31, 1997

               Common Stock                         98,603,594

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

  Consolidated Balance Sheets as of September 30, 1997 (unaudited)
    and December 31, 1996..........................................           2

  Consolidated Statements of Income (Loss) for the three months and
    nine months ended September 30, 1997 and 1996 (unaudited)......           3

  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1997 and 1996 (unaudited)........................           4

  Notes to Consolidated Financial Statements (unaudited)...........           5

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..........................................           7


PART II.  OTHER INFORMATION........................................          11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 1997          1996
                                                             -------------  ------------
                                                              (UNAUDITED)
ASSETS:
  Cash and cash equivalents..........................           $   81        $4,070
  Accounts receivable................................           20,121        22,519
  Accounts receivable - drilling programs............              719         1,533
  Prepaid expenses and other current assets..........            1,612         1,347
                                                                ------        ------
    Total current assets.............................           22,533        29,469
                                                                ------        ------
  Oil and gas properties, successful efforts method:
    Unproved properties, net.........................           10,273        12,521
    Properties subject to amortization...............          376,386       338,794
  Pipelines and other transportation assets, at cost ...         4,690         4,689
  Furniture, fixtures and equipment.....................         2,268         1,700
                                                                ------        ------
                                                                393,617      357,704
  Less:  Accumulated depreciation, depletion and
    amortization........................................       (217,650)    (199,236)
                                                               --------     --------
    Total property and equipment, net...................        175,967      158,468
                                                               --------     --------
  Other non-current assets, net.........................          1,282        1,290
                                                               --------     --------
    Total assets........................................       $199,782     $189,227
                                                               ========     ========

LIABILITIES:
  Accounts payable and accrued expenses.................        $37,685      $31,093
  Accounts payable - drilling programs..................            678        4,416
                                                                 ------       ------
    Total current liabilities...........................         38,363       35,509
                                                                 ------       ------
  Long term debt........................................        195,711      184,253
                                                                -------      -------
    Total liabilities...................................        234,074      219,762
                                                                -------      -------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value, 20,000,000 shares
     authorized at September 30, 1997 and December 31, 1996;
     1,745,431 and 1,745,500 shares outstanding at
     September 30, 1997 and December 31, 1996, respectively
     (liquidation value at September 30, 1997 and
     December 31, 1996 of $47,072 and $48,219, respectively)..    2,618        2,618
  Common stock, $.01 par value, 200,000,000 shares
     authorized at September 30, 1997 and
     December 31, 1996, respectively; 98,593,594
     and 98,293,458 shares outstanding at
     September 30, 1997 and December 31, 1996,
     respectively...........................................        986          983
  Additional paid-in capital................................    273,404      273,096
  Accumulated deficit.......................................   (311,300)    (307,232)
                                                               --------     --------
   Total stockholders' deficit..............................    (34,292)     (30,535)
                                                               -------       -------
  Total liabilities and stockholders' deficit...............   $199,782     $189,227
                                                               ========     ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------     -----------------
                                         1997      1996        1997      1996
                                       -------    -------     ------    -------
REVENUES:
  Oil and gas revenues.................$16,442    $14,878    $50,482   $40,201
  Gas marketing revenues, net..........    663        370      1,748     1,078
  Interest and other income............     73        409        307       938
                                       -------    -------    -------    ------
  Total revenues....................... 17,178     15,657     52,537    42,217
                                       -------    -------    -------    ------

COSTS AND EXPENSES:
  Production expenses..................  2,457      2,471      7,388     7,638
  Exploration expenses.................    897      1,163      2,779     4,216
  General and administrative expenses..  1,281      2,124      5,268     6,950
  Interest and other debt expenses.....  6,135      6,067     18,174    18,376
  Restructuring expense................     --         --         --     2,000
  Depreciation, depletion and
     amortization......................  6,349      5,740     18,414    15,293
                                        ------    -------    -------    ------
  Total expenses....................... 17,119     17,565     52,023    54,473
                                       -------    -------    -------    ------

Net income (loss) before income taxes..     59     (1,908)       514   (12,256)
  Income taxes.........................     --         --         --        --
                                       -------    -------    -------   -------
Net income (loss)......................     59     (1,908)       514   (12,256)
  Less: Preferred stock dividends......     --         --     (4,582)       --
                                       -------    -------    -------   --------
Net income (loss) applicable to
  common stock.........................    $59    $(1,908)   $(4,068) $(12,256)
                                       =======    =======    =======  ========

Income (loss) per share:
  Primary and assuming full dilution:
    Net income (loss)................. $    --    $  (.02)   $  (.04)   $ (.14)
                                       =======    =======    =======    ======

Average common and common equivalent
  shares outstanding:
  Primary and assuming full dilution.. 100,342     97,797     98,400    87,368
                                       =======    =======    =======    ======

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                             1997         1996
                                                            -----        ------
OPERATING ACTIVITIES:
  Net income (loss) ......................................  $    514   $(12,256)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization ..............    18,414     15,293
   Gain on sale of properties ............................      --          (77)
   Exploration expenses ..................................     2,779      4,216
   Accretion and amortization of debt expenses ...........     3,206      4,042
   Restructuring expense .................................      --        2,000
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable ............     3,212     (3,115)
   Increase in prepaid expenses and other current assets .      (265)    (1,137)
   Increase in other non-current assets ..................      (240)    (1,629)
   Increase in accounts payable and accrued expenses .....     2,854      4,794
                                                            --------   --------
  Net cash provided by operating activities ..............    30,474     12,131
                                                            --------   --------

INVESTING ACTIVITIES:
  Capital expenditures ...................................   (38,692)   (45,471)
  Proceeds from sale of properties .......................      --          530
                                                            --------   --------
  Net cash used in investing activities ..................   (38,692)   (44,941)
                                                            --------   --------

FINANCING ACTIVITIES:
  Proceeds from long term borrowings .....................    66,000     29,000
  Principal payments on long term borrowings .............   (57,500)   (44,000)
  Proceeds from sale of common stock, net ................       311     43,989
  Dividends on preferred stock ...........................    (4,582)      --
                                                            --------   --------
  Net cash provided by financing activities ..............     4,229     28,989
                                                            --------   --------
Decrease in cash and cash equivalents ....................    (3,989)    (3,821)
Cash and cash equivalents, beginning of period ...........     4,070      6,352
                                                            --------   --------
Cash and cash equivalents, end of period .................  $     81   $  2,531
                                                            ========   ========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements of Kelley Oil & Gas Corporation (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

      Certain 1996 financial statement items have been reclassified to conform to the 1997 presentation.

NOTE 2 - PREFERRED STOCK

      In January 1996, the Company suspended the payment of the quarterly dividend on its $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock"). On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million) which was paid on May 1, 1997. Future dividends on the Preferred Stock are prohibited under the Company's existing credit facility. As of September 30, 1997, $3.4 million or $1.97 per share in dividends were in arrears, increasing the total liquidation value to $47.1 million or $26.97 per share.

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

NOTE 4 - COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. Based on the provisions of SFAS 130, it is anticipated that the Company will not have a change in its reporting requirements.

NOTE 5 - SUBSEQUENT EVENT - ACQUISITION OF OIL AND GAS PROPERTIES

      On October 21, 1997, the Company entered into a Purchase and Sale Agreement to purchase for $110 million substantially all of the assets of SCANA Petroleum Resources, Inc. ("SPR") with an expected closing and effective date of December 1, 1997. The assets expected to be acquired include proved reserves primarily located in the shallow waters of the Gulf of Mexico and in east Texas. In addition, the Company is to acquire exploratory interests in leasehold acreage. The purchase price is expected to be funded in part through a $27 million equity contribution from Contour Production Company L.L.P. ("Contour"). This purchase by Contour of 27 million shares of the Company's common stock would be made pursuant to the voluntary exercise of its February 1996 option agreement ("Contour Option"). The balance of the funding is expected to be provided through bank financing.

NOTE 6 - CONTINGENCIES

      In connection with the acquisition of SPR, it is anticipated that on December 1, 1997, Contour will purchase 27 million shares of the Company's common stock. As a result of the purchase of these shares, Contour's ownership of the Company's voting stock will exceed 50% and would represent a change of control under the indenture governing the Company's 7 7/8% Convertible Subordinated Notes ("Notes") . Upon the occurrence of a change of control, each holder of the Notes may require the Company to redeem all or any part of the holder's Notes for cash up to 35 business days after the change of control occurs. The redemption price of the Notes would be the Issue Price of the Notes redeemed plus the accrued Original Issue Discount thereon to the date of redemption and accrued and unpaid interest to the date of redemption. The Company cannot predict with any reason of certainty how many of the Notes, if any, will be redeemed. The maximum cash outlay and extraordinary loss to be recognized by the Company if all its Notes were redeemed is $32.3 million and $2.5 million, respectively. The Company expects to make arrangements with its lenders to provide funding for the redemption of the Notes, to the extent such redemptions occur.

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

      HEDGING ACTIVITIES. The Company periodically has used forward sales contracts, natural gas swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. During the first nine months of 1997, the Company has only used swap agreements, which generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Through natural gas swap agreements, approximately 81% and 71% of the Company's natural gas production for the third quarter of 1997 and first nine months of 1997, respectively, were affected by its hedging transactions at an average NYMEX quoted price of $2.18 per MMBtu and $2.34 per MMBtu, respectively, before transaction and transportation costs. As of September 30, 1997, approximately 47% of the Company's anticipated natural gas production for the remainder of 1997 had been hedged by natural gas swap agreements at an average NYMEX quoted price of $2.42 per MMBtu before transaction and transportation costs. Hedging activities decreased revenues by approximately $0.7 million in the third quarter of 1997 and by approximately $1.9 million in the first nine months of 1997, as compared to estimated revenues had no hedging activities been conducted. At September 30, 1997, the unrealized loss of the Company's existing hedging instruments for future production months in 1997 and 1998 approximated $(3.1) million and $(0.9) million, respectively.

      The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RECENT DEVELOPMENTS

       On October 21, 1997, the Company entered into a Purchase and Sale Agreement to purchase for $110 million substantially all of the assets of SCANA Petroleum Resources, Inc. ("SPR") with a closing and effective date of December 1, 1997. The assets expected to be acquired include proved gas and oil reserves of over 70 billion cubic feet equivalent primarily located in the shallow waters of the Gulf of Mexico and in east Texas. In addition, the Company is to acquire exploratory interests in leasehold acreage. Current net production from the properties is approximately 40 million cubic feet equivalent per day from approximately 200 wells. The proved reserves are 85% gas and 90% operated by SPR. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

      The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company's oil and natural gas operations for the periods indicated.

                                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                                    ------------------           -----------------
                                                                                     1997          1996          1997          1996
                                                                                     ----          ----          ----          ----
NET PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls) ..............................             46            61           147            181
  Natural gas (Mmcf) .....................................................          7,408         6,317        21,709         16,221
  Natural gas equivalent (Mmcfe) .........................................          7,684         6,682        22,591         17,307
AVERAGE SALES PRICE PER UNIT:
  Oil and other liquid hydrocarbons (per Bbl) ............................       $  18.68      $  21.18      $  19.76       $  21.29
  Natural gas (per Mcf) ..................................................           2.10          2.20          2.19           2.27
  Natural gas equivalent (per Mcfe) ......................................           2.14          2.27          2.23           2.35
COST PER MCFE:
  Lifting costs ..........................................................       $    .20      $    .28      $    .22       $    .34
  Severance and ad valorem taxes .........................................            .12           .09           .11            .10
  General and administrative expenses ....................................            .17           .32           .23            .40
  Depreciation, depletion and amortization (oil and gas activities) ......            .80           .85           .80            .87
  Interest expense, excluding accretion and amortization .................            .66           .70           .66            .83

      THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. The Company's oil and gas revenues of $16.4 million for the third quarter of 1997 increased 10% compared to $14.9 million in the same period of 1996 primarily as a result of an increase in gas production (17%), partially offset by decreases in gas prices (5%) and oil production (25%). The increase in gas production is primarily due to the Company's drilling activities in north Louisiana somewhat offset by the sale to Williams Production - Gulf Coast Company, L.P. ("Williams") of one-half of its interest in 23 wells and related facilities in the Houma Embayment in Terrebonne Parish, Louisiana in the fourth quarter of 1996.

      For the third quarter of 1997, revenues from natural gas marketing, net of cost of gas sold, increased 75% to $0.7 million from $0.4 million for the same period in 1996.

      Production expenses for the third quarter of 1997 remained level with same period last year at $2.5 million. Lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the third quarter of 1997 decreased 29% from the same period last year to $0.20. This primarily reflects lower average costs on new production in north Louisiana relative to existing production.

      Exploration costs totaled $0.9 million in the third quarter of 1997 and $1.2 million in the corresponding period of 1996, a decrease of 25%, primarily the result of a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams.

      General and administrative expenses of $1.3 million in the third quarter of 1997 decreased 38% compared to $2.1 million in the corresponding period last year, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. On a unit basis, general and administrative expenses were $0.17 per Mcfe in the third quarter of 1997 compared to $0.32 per Mcfe in the corresponding quarter of 1996.

      Interest and other debt expenses for the third quarter of 1997 remained level with the same period last year at $6.1 million. See "Liquidity and Capital Resources." In addition to its third quarter 1997 interest expense of $5.1 million, the Company recorded non-cash charges in the third quarter of 1997 of $0.3 million for amortization of debt issuance costs, $0.2 million for accretion of note discount and $0.5 million for accretion of debt valuation discount.

      Depreciation, depletion and amortization ("DD&A") expense increased 11% from $5.7 million in the third quarter of 1996 to $6.3 million in the current period, primarily as a result of higher third quarter 1997 production.

      The Company recognized net income of $0.1 million in the third quarter of 1997 and a net loss of $(1.9) million in the same period last year. The reasons for the earnings improvement are described in the foregoing discussion.

      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996. The Company's oil and gas revenues of $50.5 million for the first nine months of 1997 increased 26% compared to $40.2 million in the same period of 1996 primarily as a result of an increase in gas production (34%), partially offset by lower oil production (19%) and gas prices (4%). The increase in gas production is primarily due to the Company's drilling activities in north Louisiana somewhat offset by the sale to Williams of one-half of its interest in 23 wells and related facilities in the Houma Embayment in Terrebonne Parish, Louisiana in the fourth quarter of 1996.

      For the first nine months of 1997, revenues from natural gas marketing, net of cost of gas sold, increased 55% to $1.7 million from $1.1 million for the same period in 1996.

      Production expenses for the first nine months of 1997 decreased 3% to $7.4 million from $7.6 million in the same period last year, primarily reflecting lower average costs on north Louisiana production, which is increasing in proportion to other higher cost production, partially offset by higher overall production levels. On a unit basis, lifting costs decreased to $0.22 per Mcfe in the first nine months of 1997 compared to $0.34 per Mcfe in the corresponding period last year.

      Exploration costs totaled $2.8 million in the first nine months of 1997 and $4.2 million in the corresponding period of 1996, a decrease of 33%, primarily the result of a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams.

      General and administrative expenses of $5.3 million in the first nine months of 1997 decreased 24% compared to $7.0 million in the corresponding period last year, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. On a unit basis, general and administrative expenses were $0.23 per Mcfe in the first nine months of 1997 compared to $0.40 per Mcfe in the corresponding period of 1996.

      Interest and other debt expenses of $18.2 million in the first nine months of 1997 decreased 1% from $18.4 million in the same period of 1996. The decrease in interest expense resulted primarily from lower interest rates under the 10 3/8% Senior Subordinated Notes than under the 13 1/2% Senior Notes retired in October 1996, and lower debt amortization expenses as a result of the refinancing of the 13 1/2% Senior Notes and the bank credit facility. These were partially offset by higher average debt levels during the current period and the payment of interest in the first nine months of 1997 related to the settlement of a lawsuit. See "Liquidity and Capital Resources." In addition to its 1997 interest expense of $15.0 million, the Company recorded non-cash charges in the first nine months of 1997 of $1.0 million for amortization of debt issuance costs, $0.7 million for accretion of note discount and $1.5 million for accretion of debt valuation discount.

      Restructuring expense in the first nine months of 1996 was $2.0 million. There was no restructuring expense in the first nine months of 1997.

      DD&A expense increased 20% from $15.3 million in the first nine months of 1996 to $18.4 million in the current period, primarily as a result of higher 1997 production levels partially offset by a reduction in the units-of-production DD&A rate for oil and gas activities from $0.87 per Mcfe in the first nine months of 1996 to $0.80 per Mcfe for the same period in 1997.

      The Company recognized net income of $0.5 million in the first nine months of 1997 and a net loss of $(12.3) million in the same period last year. The reasons for the earnings improvement are described in the foregoing discussion.

      The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash provided by operating activities, before working capital adjustments, during the first nine months of 1997 aggregated $24.9 million. Funds used in investing activities were comprised of capital expenditures of $38.7 million. Funds provided by financing activities were comprised primarily of net principal borrowings of $8.5 million on the bank credit facility, partially offset by the payment of $4.6 million of preferred stock dividends. As a result of these activities, cash and cash equivalents decreased from $4.1 million at December 31, 1996 to $0.1 million as of September 30, 1997. As of September 30, 1997, the Company had a working capital deficit of $15.8 million, compared to a working capital deficit of $6.0 million at the end of 1996. The balance of the working capital deficit will be funded through operations and/or bank borrowings under existing lines of credit.

      CAPITAL RESOURCES. The credit facility provides for a maximum $125 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 12, 2000. Borrowings under the credit facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. Initially, the borrowing base was $57.5 million. On May 20, 1997, the borrowing base was increased to $70.0 million. At September 30, 1997, $22.0 million was outstanding under the credit facility.

      At September 30, 1997, the Company had $208.7 million face amount of debt outstanding, requiring $19.8 million in annual cash interest payments. The outstanding Preferred Stock is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $47.1 million at September 30, 1997, including such dividend arrearages. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1997, May 1, 1997 and August 1, 1997, aggregating approximately $3.4 million. Further dividends are prohibited under the existing credit facility.

      CAPITAL COMMITMENTS. The Company's 1997 capital expenditure budget provides for $44.8 million to be expended primarily on development drilling in north Louisiana. In the first nine months of 1997, the Company participated in drilling 66 gross (27.75 net) wells, of which 65 gross (27.25 net) wells were completed. The 1997 drilling performance reflects lower risk operations in north Louisiana and exploratory successes in south Louisiana. The Company, with its partner, continues exploration activities in south Louisiana. As of the end of the quarter, the Company was participating in the drilling/completing of 14 gross (6.58 net) wells.

      It is expected that the Company will close the acquisition of assets acquired from SPR for $110 million on December 1, 1997. See "Recent Developments." The purchase price of SPR is expected to be funded in part through a $27 million equity contribution from Contour Production Company L.L.P. ("Contour"). This equity contribution would be made pursuant to the voluntary exercise of its February 1996 option agreement ("Contour Option") to purchase 27 million shares of the Company's common stock at an exercise price of $1.00 per share. The balance of the funding is expected to be provided through bank financing. The purchase of the shares by Contour will cause its ownership of the Company's voting stock to exceed 50% and would represent a change of control under the indenture governing the Company's 7 7/8% Convertible Subordinated Notes ("Notes"). Upon the occurrence of a change of control, each holder of the Notes may require the Company to redeem all or any part of the holder's Notes for cash up to 35 business days after the change of control occurs. The redemption price of the Notes would be the Issue Price of the Notes redeemed plus the accrued Original Issue Discount thereon to the date of redemption and accrued and unpaid interest to the date of redemption. The maximum cash outlay for the Company if all of the Notes were redeemed is approximately $32.3 million. Currently, the market value of the Notes exceeds the redemption price.

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

FORWARD-LOOKING STATEMENTS

      STATEMENTS MADE HEREIN THAT ARE FORWARD-LOOKING IN NATURE ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE COMPANY. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE COMPANY, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, AND CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES.

      WORDS SUCH AS "ANTICIPATED," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE IN MANAGEMENT'S STATEMENTS (ORALLY OR IN WRITING) INCLUDING PRESS RELEASES, AND IN FILINGS OF THE SEC, INCLUDING THIS REPORT.


                          PART II.  OTHER INFORMATION


ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

      On April 15, 1997, the Company's Board of Directors declared a dividend of $2.625 per share applicable to dividends for 1996 on its $2.625 Convertible Exchangeable Preferred Stock to stockholders of record as of April 25, 1997, which was paid May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1997, May 1, 1997 and August 1, 1997, aggregating approximately $3.4 million.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits:

         EXHIBIT
         NUMBER:  EXHIBIT
         -------  -------
            27 Financial Data Schedule (included only in the electronic filing of this document).

      (b)Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the third quarter of 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KELLEY OIL & GAS CORPORATION



Date: November 12, 1997                         By:    /s/ DAVID C. BAGGETT
                                                           David C. Baggett
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                     (Duly Authorized Officer)
                                                   (Principal Financial Officer)