Form 10-K/A
period 1996-12-31
KELLEY OIL & GAS CORP
filed 1998-03-30
CIK 930529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                    ---------------------------------------
8 1/2% Convertible                               American Stock Exchange
Subordinated Debentures
due 2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
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

        Kelley Oil and Gas Corporation hereby amends and restates the following sections of its Annual Report on Form 10-K for the year ended December 31, 1996 to include the effect of cumulative preferred stock dividends, whether declared or not, on net loss applicable to common stock and loss per common share disclosures (including related pro forma disclosures):

Part II, Item 6.         Selected Financial Data

Part II, Item 8.         Financial Statements and Supplementary Data

Part IV, Item 14.        Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K

        See Note 1 -"Loss Per Share" in the Notes to Consolidated Financial Statements for further discussion of the restatement.

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

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                                                                                                          RESTATED
                                            1992         1993         1994         1995           1994         1995         1996
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
                                                                                                PRO FORMA   PRO FORMA
INCOME STATEMENT DATA:
Oil and gas revenues.....................$   18,098       19,711       15,487       36,042         42,348       38,550       59,016
Gas marketing revenues, net(1)...........     1,013        1,353        1,335          956             45          958        1,838
Interest and other income................     1,386        1,506        1,416        1,763          1,593        1,768        1,429
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
   Total revenues........................    20,497       22,570       18,238       38,761         43,986       41,276       62,283
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Production expenses......................     3,478        3,993        3,760       10,835         12,318       11,461       10,709
Exploration costs........................     7,126       14,226        7,404       23,387         18,083       23,727        5,438
General and administrative ..............
   expenses..............................     3,478        4,079        5,172        7,030          8,308        7,398        8,953
Interest and other debt expenses.........     2,684        6,638        4,571       21,956         12,361       22,763       24,401
Restructuring charge.....................        --           --        1,814        1,115          1,814        1,115        4,276
Depreciation, depletion and..............
   amortization..........................     9,768       18,857       20,474       35,591         39,727       36,190       20,440
Impairment of oil and gas
   properties(2).........................        --           --           --      150,138             --      150,138           --
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Loss before income taxes and
   extraordinary item....................    (6,037)     (25,223)     (24,957)    (211,291)       (48,625)    (211,516)     (11,934)
Provision (benefit) for taxes............    (1,071)          --           --           --             --           --           --
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Net loss before extraordinary item.......    (4,966)     (25,223)     (24,957)    (211,291)       (48,625)    (211,516)     (11,934)
Extraordinary income (loss)..............        --           --           --           --             --           --      (17,030)
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Net loss.................................    (4,966)     (25,223)     (24,957)    (211,291)       (48,625)    (211,516)     (28,964)
Preferred stock dividends................       729          894        2,905        6,607          4,611        7,033        4,582
                                         ----------   ----------   ----------   ----------     ----------   ----------   ----------
Net loss applicable to common and........
   common equivalent shares..............$   (5,695)     (26,117)     (27,862)    (217,898)       (53,236)    (218,549)     (33,546)
                                         ==========   ==========   ==========   ==========     ==========   ==========   ==========
Loss per common share before
   extraordinary item (primary and
   assuming full dilution)...............$     (.39)       (1.63)       (1.58)       (5.31)         (1.39)       (5.07)        (.18)
Loss per common share (primary and
   assuming full dilution)...............      (.39)       (1.63)       (1.58)       (5.31)         (1.39)       (5.07)        (.37)

Average common and common equivalent
   shares outstanding:
   Primary and assuming full dilution....    14,531       15,967       17,653       41,032         38,276       43,123       90,113

                                                                                    AS OF DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                 1992        1993         1994         1995         1996
                                                             -----------  -----------  ----------   ----------   ---------
BALANCE SHEET DATA:
   Working capital (deficit)..................................$   15,646        2,622       3,788       (9,233)      (6,040)
   Property and equipment, net(3).............................    50,019       58,018      74,912      128,642      158,468
   Long term debt, excluding current maturities...............    44,763       34,814      37,242      164,980      184,253
   Stockholders' equity (deficit).............................    24,411       27,415      45,180      (45,568)     (30,535)
   Total assets...............................................    95,562       87,145     106,513      151,342      189,227

      (1)Restated gas marketing revenues to reflect net of cost of gas sold.

      (2) Reflects noncash impairment charges against the carrying value of proved and unproved properties under FAS 121. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (3)  Includes pipeline and other transportation assets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES:                                                                 PAGE
   Independent Auditors' Reports.............................................................................    5
   Consolidated Balance Sheets - December 31, 1995 and 1996..................................................    7
   Consolidated Statements of Loss - For the years ended December 31, 1994, 1995 and 1996....................    8
   Consolidated Statements of Cash Flows - For the years ended December 31, 1994, 1995 and 1996..............    9
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) - For the years ended
      December 31, 1994, 1995 and 1996.......................................................................   10
   Notes to Consolidated Financial Statements................................................................   11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kelley Oil & Gas Corporation


           We have audited the accompanying consolidated balance sheets of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of loss, cash flows, and changes in stockholders' equity (deficit) for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

        As discussed in Notes 1 and 5, the accompanying 1996 financial statements have been restated.

           As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 1997
(March 6, 1998 as to Notes 1 and 5)

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kelley Oil & Gas Corporation and Subsidiaries at December 31, 1994 and consolidated results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.
                                Ernst & Young LLP
Houston, Texas
March 6, 1995
                                        6

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
                                                                                      ============         ===========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                                                                    RESTATED
                                                                            1994                 1995                 1996
                                                                       -------------         ------------         -----------
Oil and gas revenues...................................................$      15,487               36,042              59,016
Gas marketing revenues, net............................................        1,335                  956               1,838
Interest and other income..............................................        1,416                1,763               1,429
                                                                       -------------         ------------          ----------
   Total revenues......................................................       18,238               38,761              62,283
                                                                       -------------         ------------          ----------
Production expenses....................................................        3,760               10,835              10,709
Exploration costs......................................................        7,404               23,387               5,438
General and administrative expenses....................................        5,172                7,030               8,953
Interest and other debt expenses.......................................        4,571               21,956              24,401
Restructuring expense..................................................        1,814                1,115               4,276
Depreciation, depletion and amortization...............................       20,474               35,591              20,440
Impairment of oil and gas properties...................................           --              150,138                  --
                                                                       -------------         ------------          ----------
   Total expenses......................................................       43,195              250,052              74,217
                                                                       -------------         ------------          ----------
Loss before income taxes and extraordinary item........................      (24,957)            (211,291)            (11,934)
Income taxes...........................................................           --                   --                  --
                                                                       -------------         ------------          ----------
Net loss before extraordinary item.....................................      (24,957)            (211,291)            (11,934)
Extraordinary item.....................................................           --                   --             (17,030)
                                                                       -------------         ------------          ----------
NET LOSS...............................................................      (24,957)            (211,291)            (28,964)
Less: cumulative preferred stock dividends.............................        2,905                6,607               4,582
                                                                       -------------         ------------          ----------
NET LOSS APPLICABLE TO COMMON STOCK....................................$     (27,862)            (217,898)            (33,546)
                                                                       =============         ============          ==========
Loss per common share before extraordinary item
   (primary and assuming full dilution)................................$       (1.58)               (5.31)               (.18)
                                                                       =============         ============          ==========
Loss per common share
   (primary and assuming full dilution)................................$       (1.58)               (5.31)               (.37)
                                                                       =============         ============          ==========
Average common and common equivalent shares outstanding
   (primary and assuming full dilution)................................       17,653               41,032              90,113
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

           LOSS PER SHARE. Primary loss per share reflects net loss less cumulative preferred stock dividends whether declared or not, divided by the average number of common shares and equivalents outstanding during the respective years. Common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to average common shares and equivalents outstanding when dilutive.

        The Company has restated the 1996 net loss applicable to common stock and loss per common share as shown on the Consolidated Statements of Loss and
Note 5 of the Notes to Consolidated Financial Statements to include the effect of cumulative preferred stock dividends, whether declared or not. The restatement changes previously reported net loss applicable to common stock from $(29.0) million to $(33.5) million, previously reported loss per common share before extraordinary item from $(0.13) to $(0.18) and previously reported loss per common share from $(0.32) to $(0.37) for the year ended December 31, 1996.

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

           Stock option activity for the Company during 1994, 1995 and 1996 was as follows:

NUMBER OF SHARES                                                 1994                1995                 1996
- ----------------                                            -------------        -------------       -------------
Stock options outstanding, beginning of year................      644,000              564,000           2,105,000
   Granted:
      1995 at $1.75 to $2.38................................           --            1,766,000                  --
      1996 at $1.00 to $2.88................................           --                   --           2,520,000
   Exercised:
      1994 at $1.10 to $7.63................................       66,000                   --                  --
      1995 at $1.10 to $2.00................................           --              225,000                  --
      1996 at $1.75.........................................           --                   --              35,600
   Forfeited:
      1994 at $4.13.........................................       14,000                   --                  --
                                                            -------------        -------------       -------------
Stock options outstanding, end of year
   (per share:  $1.00 to $4.12 at December 31, 1996)........      564,000            2,105,000           4,589,400
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

           During 1996 and 1995 the Company issued options under three stock option plans as follows:

                                                                                                     ESTIMATED OPTION
                                                                                                     FAIR MARKET VALUE
PLAN                                                  ISSUED         OPTION PRICE       GRANT DATE   AT DATE OF GRANT
- ----                                                 -------         ------------       ----------   -----------------
1995 Incentive Stock Option Plan.................    1,099,000         $  2.375           11/08/95         $ 1.38
1995 Incentive Stock Option Plan.................      401,000            1.75            12/12/95           1.02
1996 Nonqualified Stock Option Plan..............    2,500,000            1.00            02/15/96            .58
1996 Incentive Stock Option Plan.................       20,000            2.875           09/20/96           1.67

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
                                                                       RESTATED
                                                           1995          1996
                                                         --------       ------
Net loss before extraordinary item (in thousands)......$(211,411)      (14,172)
Loss per common share before extraordinary item........    (5.31)         (.21)

Net loss (in thousands)................................ (211,411)      (31,202)
Loss per common share..................................    (5.31)         (.40)

        As stated in Note 1, loss per common share has been restated for the year ended December 31, 1996. The restatement changes previously reported pro forma loss per common share before extraordinary item from $(0.16) to $(0.21) and previously reported pro forma loss per common share from $(0.35) to $(0.40).

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

                                       19

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

           (3)   EXHIBITS:

EXHIBIT
NUMBER:        EXHIBIT
- -------        -------
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

  10.9         Employment Agreement dated as of March 20, 1997 with David C.
               Baggett (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-25214) dated March 27,1997).

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

  10.11 1996 Incentive Stock Option Plan (the "1996 Plan") of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-25214) dated March 27,1997).

  21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-25214) dated March 27,1997).

  23.1         Consent of Deloitte & Touche LLP.

  23.2         Consent of Ernst & Young LLP.

  23.3         Consent of H.J. Gruy & Associates, Inc.

      (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.
                                     KELLEY OIL & GAS CORPORATION



                           By:       /s/ DAVID C. BAGGETT
                                       David C. Baggett
                                     Senior Vice President
                                  and Chief Financial Officer