Form 10-Q/A
period 1997-03-31
KELLEY OIL & GAS CORP
filed 1998-03-30
CIK 930529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1

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

      Kelley Oil and Gas Corporation hereby amends and restates the following sections of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 to include the effect of cumulative preferred stock dividends, whether declared or not, on net income (loss) applicable to common stock and on income
(loss) per share disclosures:


          Part 1, Item 1.     Financial Statements

          Part 2, Item 6.     Exhibits and Reports on Form 8-K

     See Note 1 in the Notes to Consolidated Financial Statements (Unaudited) for further discussion of the restatement.

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

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
  Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997
   (unaudited)............................................................  3

  Consolidated Statements of Income (Loss) for the three months ended
   March 31, 1996 and 1997 (unaudited)....................................  4

  Consolidated Statements of Cash Flows for the three months ended
   March 31, 1996 and 1997 (unaudited)....................................  5

  Notes to Consolidated Financial Statements (unaudited)..................  6

PART II. OTHER INFORMATION ...............................................  7

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
                                                         =========    =========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 RESTATED
                                                           --------------------
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
Oil and gas revenues ....................................  $ 12,704    $ 18,398
Gas marketing revenues, net .............................       394         549
Interest and other income ...............................       314         163
                                                           --------    --------
  Total revenues ........................................    13,412      19,110
                                                           --------    --------

Production expenses .....................................     2,572       2,370
Exploration costs .......................................     1,640       1,049
General and administrative expenses .....................     2,633       2,180
Interest and other debt expenses ........................     6,398       5,828
Depreciation, depletion and amortization ................     5,681       5,980
                                                           --------    --------
  Total expenses ........................................    18,924      17,407
                                                           --------    --------

Net income (loss) before income taxes ...................    (5,512)      1,703
Income taxes ............................................      --          --
                                                           --------    --------
Net income (loss) .......................................    (5,512)      1,703
Less: Preferred stock dividends .........................    (1,603)     (1,145)
                                                           --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ............  $ (7,115)   $    558
                                                           ========    ========

Income (loss) per share:
  Primary and assuming full dilution:
    Net income (loss) ...................................  $   (.10)   $    .01
                                                           ========    ========

Average common and common equivalent shares outstanding .    68,305     100,162

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

        The Company has restated net income (loss) applicable to common stock and net income (loss) per common share on the Consolidated Statements of Income
(Loss) for the three months ended March 31, 1997 and 1996 to include the effect of cumulative preferred stock dividends, whether declared or not. The restatement changes previously reported net income applicable to common stock from $1.7 million to $0.6 million and changes previously reported net income per common share from $0.02 to $0.01 for the three months ended March 31, 1997. The restatement changes previously reported net loss applicable to common stock from $(5.5) million to $(7.1) million and changes previously reported net loss per common share from $(0.08) to $(0.10)for the three months ended March 31, 1996.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit
         Number               Exhibit
         ------               -------
          27                  Amended Financial Data Schedule (included only in
                              the electronic filing of this document).

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the first quarter of 1997.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KELLEY OIL & GAS CORPORATION

Date: March 27, 1998                      By: /s/  DAVID C. BAGGETT
                                                   David C. Baggett
                                               Senior Vice President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)
                                             (Principal Accounting Officer)