Form 10-Q/A
period 1997-06-30
KELLEY OIL & GAS CORP
filed 1998-03-30
CIK 930529

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

        Kelley Oil and Gas Corporation hereby amends and restates the following sections of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 to include the effect of cumulative preferred stock dividends, whether declared or not, on net loss applicable to common stock and on loss per share disclosures:

          Part 1, Item 1.     Financial Statements

          Part 2, Item 6.     Exhibits and Reports on Form 8-K

        See Note 1 in the Notes to Consolidated Financial Statements (Unaudited) for futher discussion of the restatement.

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

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
  Consolidated Balance Sheets as of June 30, 1997
    (unaudited) and December 31, 1996 ......................................  3

  Consolidated Statements of Income (Loss) for the three
    months and six months ended June 30, 1997 and 1996 (unaudited)..........  4

  Consolidated Statements of Cash Flows for the six months ended
    June 30, 1997 and 1996 (unaudited)......................................  5

  Notes to Consolidated Financial Statements (unaudited)....................  6

PART II.  OTHER INFORMATION.................................................  8

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
                                                                        ========      ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   RESTATED
                                               -----------------------------------------------
                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                               ---------------------     ---------------------
                                                 1997         1996          1997        1996
                                               --------     --------     --------     --------
Oil and gas revenues...........................$ 15,642     $ 12,619     $ 34,040     $ 25,323
Gas marketing revenues, net....................     536          314        1,085          708
Interest and other income......................      71          215          234          529
                                               --------     --------     --------     --------
  Total revenues...............................  16,249       13,148       35,359       26,560
                                               --------     --------     --------     --------
Production expenses............................   2,561        2,595        4,931        5,167
Exploration costs..............................     833        1,413        1,882        3,053
General and administrative expenses............   1,807        2,193        3,987        4,826
Interest and other debt expenses...............   6,211        5,911       12,039       12,309
Restructuring expense..........................      --        2,000           --        2,000
Depreciation, depletion and amortization.......   6,085        3,872       12,065        9,553
                                               --------     --------     --------     --------
  Total expenses...............................  17,497       17,984       34,904       36,908
                                               --------     --------     --------     --------
Net income (loss) before income taxes..........  (1,248)      (4,836)         455      (10,348)
Income taxes...................................      --           --           --           --
                                               --------     --------     --------     --------
Net income (loss)..............................  (1,248)      (4,836)         455      (10,348)
Less: Preferred stock dividends................  (1,146)        (688)      (2,291)      (2,291)
                                               ---------    --------     --------     --------
Net loss applicable to common stock............$ (2,394)    $ (5,524)    $ (1,836)    $(12,639)
                                               ========     ========     ========     ========
Loss per share:
  Primary and assuming full dilution:
    Net loss...................................$   (.02)    $   (.06)    $   (.02)    $   (.15)
                                               ========     ========     ========     ========
Average common and common equivalent shares
  outstanding:
  Primary and assuming full dilution...........  98,338       95,391       98,316       81,848

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

        The Company has restated net loss applicable to common stock and net loss per common share on the Consolidated Statements of Income (Loss) for the three months and six months ended June 30, 1997 and 1996 to include the effect of cumulative preferred stock dividends, whether declared or not. These amounts, as previously reported, included the effect of preferred stock dividends only when declared. The restatement for the three months ended June 30, 1997 and 1996 changes previously reported net loss applicable to common stock from $(5.8) million and $(4.8) million to $(2.4) million and $(5.5) million, respectively and changes previously reported net loss per common share from $(0.06) and $(0.05) to $(0.02) and $(0.06), respectively. The restatement for the six months ended June 30, 1997 and 1996 changes previously reported net loss applicable to common stock from $(4.1) million and $(10.3) million to $(1.8) million and $(12.6) million, respectively and changes previously reported net loss per common share from $(0.04) and $(0.13) to $(0.02) and $(0.15), respectively.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               EXHIBIT
               NUMBER                     EXHIBIT
               -------                    -------
                 27 Amended Financial Data Schedule (included only in the electronic filing of this document)

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