Form 10-Q/A
period 1997-09-30
KELLEY OIL & GAS CORP
filed 1998-03-30
CIK 930529

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

      Kelley Oil and Gas Corporation hereby amends and restates the following sections of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 to include the effect of cumulative preferred stock dividends, whether declared or not, on net income (loss) applicable to common stock and on income
(loss) per share disclosures:

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

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

  Consolidated Balance Sheets as of September 30, 1997 (unaudited)
    and December 31, 1996..........................................           3

  Consolidated Statements of Income (Loss) for the three months and
    nine months ended September 30, 1997 and 1996 (unaudited)......           4

  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1997 and 1996 (unaudited)........................           5

  Notes to Consolidated Financial Statements (unaudited)...........           6


PART II.  OTHER INFORMATION........................................           8

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
                                                               ========     ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       RESTATED
                                       ----------------------------------------
                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------     -----------------
                                         1997      1996        1997      1996
                                       -------    -------     ------    -------
REVENUES:
  Oil and gas revenues.................$16,442    $14,878    $50,482   $40,201
  Gas marketing revenues, net..........    663        370      1,748     1,078
  Interest and other income............     73        409        307       938
                                       -------    -------    -------    ------
  Total revenues....................... 17,178     15,657     52,537    42,217
                                       -------    -------    -------    ------

COSTS AND EXPENSES:
  Production expenses..................  2,457      2,471      7,388     7,638
  Exploration expenses.................    897      1,163      2,779     4,216
  General and administrative expenses..  1,281      2,124      5,268     6,950
  Interest and other debt expenses.....  6,135      6,067     18,174    18,376
  Restructuring expense................     --         --         --     2,000
  Depreciation, depletion and
     amortization......................  6,349      5,740     18,414    15,293
                                        ------    -------    -------    ------
  Total expenses....................... 17,119     17,565     52,023    54,473
                                       -------    -------    -------    ------

Net income (loss) before income taxes..     59     (1,908)       514   (12,256)
  Income taxes.........................     --         --         --        --
                                       -------    -------    -------   -------
Net income (loss)......................     59     (1,908)       514   (12,256)
  Less: Preferred stock dividends...... (1,145)    (1,145)    (3,436)   (3,436)
                                       -------    -------    -------   --------
Net loss applicable to
  common stock.........................$(1,086)   $(3,053)   $(2,922) $(15,692)
                                       =======    =======    =======  ========

Loss per share:
  Primary and assuming full dilution:
    Net loss.......................... $  (.01)   $  (.03)   $  (.03)   $ (.18)
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

        The Company has restated net income (loss) applicable to common stock and net income (loss) per common share on the Consolidated Statements of Income
(Loss) for the three months and nine months ended September 30, 1997 and 1996 to include the effect of cumulative preferred stock dividends, whether declared or not. These amounts, as previously reported, include the effect of preferred stock dividends only when declared. The restatement for the three months ended September 30, 1997 and 1996 changes previously reported net income (loss) applicable to common stock from $0.1 million and $(1.9) million to $(1.1) million and $(3.1) million, respectively and changes previously reported net income (loss) per common share from $0.00 and $(0.02) to $(0.01) and $(0.03), respectively. The restatement for the nine months ended September 30, 1997 and 1996 changes previously reported net loss applicable to common stock from $(4.1) million and $(12.3) million to $(2.9) million and $(15.7) million, respectively and changes previously reported net loss per common share from $(0.04) and $(0.14) to $(0.03) and $(0.18), respectively.

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

                          PART II.  OTHER INFORMATION


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