Form 10-K
period 1997-12-31
KELLEY OIL & GAS CORP
filed 1998-03-30
CIK 930529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NO. 0-25214

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
8 1/2% Convertible Subordinated               American Stock Exchange
      Debentures due 2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
       Common Stock                          Nasdaq National Market
$2.625 Convertible Exchangeable              Nasdaq National Market
     Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 24, 1998, 125,709,593 shares of Common Stock and 1,745,443 shares of Preferred Stock were outstanding, and the aggregate market values of shares held by unaffiliated stockholders were approximately $116,554,368 and $43,586,075, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

        Kelley Oil & Gas Corporation, incorporated in Delaware in 1994, with its subsidiaries and subsidiary partnerships (individually and collectively the "Company"), is engaged in the acquisition, exploration, development and production of oil and natural gas. The Company's strategy is to increase reserves, production and cash flows in a cost-efficient manner through strategic domestic acquisitions and a program of balanced development and exploration activities. The Company's executive offices are located at 601 Jefferson Street, Suite 1100, Houston, Texas 77002, and its telephone number is (713) 652-5200.

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

COMPANY HISTORY

        THE CONSOLIDATION. The Company was formed in 1994 to consolidate the equity ownership (the "Consolidation") of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners") and Kelley Oil Corporation ("Kelley Oil"). Before the Consolidation in 1994, Kelley Partners and developmental drilling partnership subsidiaries of Kelley Oil ("DDPs") jointly conducted drilling activities. Historically, Kelley Oil (the managing general partner of Kelley Partners) participated proportionately in these operations, with Kelley Partners retaining one-third of its working interest in each prospect and assigning drilling rights for the balance of its interest to a DDP. In addition to serving as managing general partner of each DDP, Kelley Oil purchased for its own investment account all units in DDPs that were not subscribed preemptively by other investors in Kelley Partners. In the Consolidation, the Company acquired Kelley Oil's interests in the remaining DDPs sponsored during 1994 and 1992 aggregating 92.2% and 84.3%, respectively. The Consolidation was completed on February 7, 1995 upon approval by investors in Kelley Partners and Kelley Oil.

        In the Consolidation, the outstanding capital stock of Kelley Oil and units in Kelley Partners ("Units") held by investors other than Kelley Oil and its subsidiaries ("Public Unitholders") were converted into a total of 43.7 million shares of Common Stock of the Company, 2.4 million shares of the Company's $2.625 convertible exchangeable preferred stock ("Preferred Stock") and 2.2 million shares of cumulative convertible preferred stock ("ESOP Preferred Stock") held by its Employee Stock Ownership Plan (the "ESOP"). As a result of the Consolidation, Kelley Oil became a wholly-owned subsidiary of the Company, and Kelley Partners became a 99.99%-owned subsidiary partnership. The Consolidation was treated as a purchase of the Public Unitholders' interests in Kelley Partners by the Company for financial accounting purposes. Accordingly, historical financial and reserve information presented in this document for periods before the Consolidation reflects Kelley Oil's historical results on a stand-alone basis prior to the Consolidation, with the results of the Company's combined operations recorded thereafter. In 1996, Kelley Partners was merged into the Company and each of the then outstanding shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

        CONTOUR TRANSACTION. In January 1996, the Company entered into financing and related agreements with Contour Production Company L.L.C. ("Contour"), pursuant to which Contour purchased 48.0 million newly issued shares of Common Stock for $48.0 million on February 15, 1996, and an option (the "Contour Option") to purchase an additional 27.0 million shares of Common Stock for $27.0 million, which was exercised on December 1, 1997. In February 1996, in connection with the first stage of Contour's investment in the Company, John F. Bookout, formerly President and Chief Executive Officer of Shell Oil Company, was appointed Chairman, President and Chief Executive Officer of the Company, and certain other experienced oil industry executives were appointed to senior management positions within the Company (all such transactions are referred to collectively as the "Contour Transaction").

        In connection with the Contour Transaction, the Company also (i) obtained consents from its principal stockholders to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (ii) entered into employment agreements with John F. Bookout and other new executives elected by the Company's Board of Directors, (iii) reduced the size of its Board to seven members and reconstituted the Board with three continuing directors and four designees of Contour and (iv) replaced its existing lines of credit. Proceeds from the Contour Transaction, after repayment of bank debt, plus funds available under the Company's bank credit facility ("Credit Facility") have permitted the Company to continue drilling operations and permitted it to pursue acquisition opportunities needed to execute its business strategy for replacing its production and expanding its reserves.

        INDUSTRY PARTNERSHIP. Pursuant to the terms and conditions of a joint venture with a unit of The Williams Companies, Inc., ("Williams") effective December 1, 1996, Williams purchased an undivided 50% interest in the Company's interest in its 27,000 net acreage position as well as 50% of the Company's interest in 23 wells and related facilities in this area (including Orange Grove/Humphreys and Ouiski Bayou fields), in Terrebonne Parish, Louisiana. The total purchase price was $20.5 million, a portion of which was committed under the joint venture to drill up to eight exploration prospects in such area. Pursuant to the joint venture, the Company and Williams are conducting an exploratory drilling program on their south Louisiana properties.

        ACQUISITION OF OIL AND GAS PROPERTIES. Effective as of December 1, 1997, the Company purchased substantially all of the assets of SCANA Petroleum Resources, Inc. ("SPR") for approximately $110 million (the "SPR Acquisition"). The assets acquired include interests in proved oil and natural gas reserves primarily located in Louisiana, the shallow waters of the Gulf of Mexico and east Texas, as well as exploratory leasehold acreage in those areas ("SPR Properties"). The Company financed this acquisition with $27 million of proceeds received upon the exercise of the Contour Option and borrowings under the Credit Facility.

OPERATIONS AND PROPERTIES

        OPERATION ACTIVITIES. The Company's core production is derived from four contiguous fields in the Vacherie Salt Dome region of north Louisiana. The Company's remaining production is generally from the shallow waters of the Gulf of Mexico, south Louisiana and east Texas.

        DEVELOPMENT ACTIVITIES. The Company continues development drilling activities within its existing core properties in the Vacherie Salt Dome region of north Louisiana, where at December 31, 1997, approximately 73% of the its proved reserves were located on 48,060 gross (22,075 net) acres. The Company presently intends to continue dedicating a significant share of its capital resources to these properties. The Company drilled or participated in drilling 82 gross (35 net) development wells in 1997, all of which were completed as producing wells. The Company also intends to continue the development of the proved undeveloped portions of the newly-acquired SPR Properties and south Louisiana properties, primarily in Terrebonne Parish.

        EXPLORATION ACTIVITIES. The Company focuses its exploration activities on its existing leaseholdings in Terrebonne and LaFourche Parishes, the shallow waters of the Gulf of Mexico, and the Permian Basin, which the Company believes have, with higher risk, the potential for larger reserve and production increases as compared to development activity in north Louisiana. The Company has approximately 331,800 gross undeveloped acres of exploratory properties principally in these regions on which it has identified over 30 prospective exploratory well sites, that it believes is a two to three year inventory of exploration prospects based on its current rate of planned capital expenditures. However, the number, type and timing of these proposed wells is subject to continued revision as a result of many factors, including test and drilling results on these properties and others, the price of oil and natural gas, availability of drilling rigs, availability of capital, weather, and general economic factors. See "Caution as to Forward-Looking Statements" and "Risk Factors".

         The Company is utilizing current technologies to identify exploration prospects and advanced geophysical techniques to continue to re-evaluate and refine interpretations of its 3-D seismic database, which covers (i) 600 square miles, a major portion of its existing leaseholdings in Terrebonne and LaFourche Parishes, in south Louisiana, (ii) 50 square miles offshore Texas, and (iii) 600 square miles of its Permian Basin exploratory prospects. In 1998, the Company plans to participate in 3-D seismic surveys covering approximately 135 square miles in south Louisiana and east Texas.

        In 1997, the Company drilled 10 gross (4.0 net) exploratory wells, of which 9 gross (3.5 net) were completed as producing wells. Included in these amounts are 4 gross (1.0 net) exploratory wells that were drilled and completed as producing wells on acreage acquired in the SPR Acquisition.

        DESCRIPTION OF PROPERTIES. The Company's properties are located principally in Louisiana, and in the Gulf of Mexico, Texas, New Mexico and Arkansas. As of January 1, 1998, the Company owned interests in a total of 513 gross (249.6 net) producing wells, of which 295 wells were operated by the Company, accounting for 79% of its current production. As of that date, the Company had leaseholdings covering 241,550 gross (98,052 net) developed acres and 622,641 gross (56,356 net) undeveloped acres. Approximately 95% of its proved oil and natural gas reserves as of January 1, 1998, was natural gas on an energy content basis. The reserves to production ratio for these properties (based on 1997 production rates) was estimated to be 11.8 as of January 1, 1998.

        SIGNIFICANT PROPERTIES. The Company's core natural gas properties in north Louisiana are located in the Sailes, Sibley, West Bryceland and Ada fields of Webster and Bienville Parishes, while its core properties in south Louisiana are concentrated in the Orange Grove/Humphreys, Lirette, Lake Paige and Ouiski Bayou fields in Terrebonne Parish, and the Fire Island field in Vermilion Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations. The SPR Properties are located primarily in the shallow waters of the Gulf of Mexico, south Louisiana, and Texas. Substantially all of the Company's oil and natural gas properties are pledged to secure borrowings under the Company's Credit Facility. The following table sets forth certain information as of the dates indicated regarding the Company's interests by major geographic region. See "Estimated Proved Reserves -- Uncertainties in Estimating Reserves and Future Net Cash Flows."

                          SIGNIFICANT PROVED PROPERTIES

                             PROVED RESERVES AT JANUARY 1, 1998                       PRODUCTION(1)
                            -------------------------------------------     ------------------------------
                                                                                       YEAR ENDED
                                                           PRESENT VALUE           DECEMBER 31, 1997
                                                           OF ESTIMATED     ------------------------------
                                                  GAS       FUTURE NET                            GAS
                              OIL       GAS    EQUIVALENT  CASH FLOWS(2)      OIL       GAS     EQUIVALENT
                             MBBLS      MMCF    (MMCFE)   (IN THOUSANDS)    (MBBLS)    (MMCF)    (MMCFE)
                            ------    ------- -----------  -------------    ------    -------   ----------
North Louisiana............    620    269,320    273,040     $245,366          95      26,411      26,981
South Louisiana............    425     18,216     20,766       29,463          58       1,543       1,891
Offshore...................    460     27,983     30,743       38,040           9         544         598
Other as a group...........  1,448     39,348     48,036       65,942          64       1,704       2,088
                           -------   --------   --------      -------       -----     -------     -------
Totals.....................  2,953    354,867    372,585     $378,811         226      30,202      31,558
                           =======   ========   ========     ========       =====     =======     =======

------------
        (1) Production from the SPR Properties is included in these amounts since the closing and effective date of the acquisition, December 1, 1997.

        (2) The estimates were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves. A discount factor of 10% was used to reflect the timing of future net cash flow. See "Estimated Proved Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows" and Note 10 to the Consolidated Financial Statements.

        ADDITIONAL INFORMATION REGARDING THESE REGIONS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1997, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1998.

        NORTH LOUISIANA. The Company's operations in this region are 70% proved developed, and its wells are typically drilled to a maximum depth of approximately 10,500 feet. Operations in this region do not typically experience geopressured formations or significant associated salt water production. Recently, increases in estimated ultimate recoveries from north

Louisiana wells have been achieved from revised interpretations of geological fault systems, revised fracture stimulation techniques and regulatory changes that allow the commingling of production from multiple zones. The Company's reserves to production ratio in north Louisiana is approximately 10.1. Its lifting costs in this region are generally low (approximately $0.12 per Mcfe in 1997) as a result of relatively low formation pressures and minimal liquid hydrocarbon and salt water production. In the past three years, completed wells in north Louisiana had an average development cost of $0.56 per Mcfe with gross average reserves per well of 3.1 Bcfe. At December 31, 1997, the Company operated an aggregate of 176 gross (95.4 net) wells in this region and was drilling or completing 8 gross (4.5 net) wells in the region, all of which were subsequently completed as producing wells. The Company's average working interest in these properties is approximately 37%.

        SOUTH LOUISIANA. The Company's operations in this region primarily are focused on five fields in the Houma Embayment area and one field in nearby Vermilion Parish. The Houma Embayment is composed of high-quality reservoir rock, contributing to high production rates. Wells are typically drilled to a depth of approximately 11,000 to 17,000 feet. The present value of estimated future net cash flows at December 31, 1997 (calculated in accordance with Securities and Exchange Commission ("SEC") guidelines - see Note 10 to the Consolidated Financial Statements for further discussion) attributable to the Company's reserves in south Louisiana was approximately $29.5 million, of which 90% are proved developed. The Company's south Louisiana properties generally are located in close proximity to transportation and market locations, and production therefrom generally receives higher prices because of its rich condensate content. The Company believes these factors partially offset the higher operating costs associated with higher formation pressures, salt water disposal and inland water well locations associated with the region. At December 31, 1997, the Company operated an aggregate of 15 gross (7.7 net) wells and was drilling 1 gross (0.5 net) well in this region that was subsequently plugged and abandoned. The Company's average working interest in these properties is approximately 43%.

        OFFSHORE. The Company's operations in this region are primarily focused in the shallow waters of the Gulf of Mexico, offshore Texas, Louisiana and Alabama. The Company estimates the current net production from these properties to be approximately 24 Mmcfe per day. The present value of estimated future net cash flows at December 31, 1997 (calculated in accordance with SEC guidelines - see Note 10 to the Consolidated Financial Statements for further discussion) in this region was $38.0 million, of which 100% are developed. At December 31, 1997, the Company operated an aggregate of 33 gross (29.9 net) wells in this region and had an interest in 50 gross (33.9 net) wells with an average working interest of approximately 46%.

ESTIMATED PROVED RESERVES

        The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by the Company for the years ended December 31, 1995, 1996 and 1997, which were prepared by H.J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers.

                                  ESTIMATED PROVED RESERVES

                                                          YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                                 1995              1996              1997
                                          -----------------  ----------------  ---------------
                                            OIL      GAS      OIL      GAS      OIL      GAS
                                          (MBBLS)   (MMCF)   (MBBLS)  (MMCF)   (MBBLS)  (MMCF)
                                          --------  -------  -------  -------  -------  ------
PROVED RESERVES:
  Beginning balance.........................1,236    93,612   1,387   196,273   1,466   297,634
  Revisions of previous estimates..........(1,324)  (64,027)    (89)  (30,519)    106    21,831
  Purchases of reserves in place............1,756   127,962      57    30,844   1,351    51,712
  Extensions and discoveries................  156    66,864     477   128,692     256    13,892
  Sale of reserves in place................. (118)  (10,388)   (134)   (4,190)     --       --
  Production................................ (319)  (17,750)   (232)  (23,466)   (226)  (30,202)
                                            -----   -------   -----   -------   -----   -------
    Ending balance..........................1,387   196,273   1,466   297,634   2,953   354,867
                                            =====   =======   =====   =======   =====   =======
PROVED DEVELOPED RESERVES:

  Producing.................................  669    63,488     608   113,831   1,856   180,307
  Non-producing.............................  528    47,799     369    59,634     576    77,493
                                            -----    ------   -----    ------    -----   ------
    Total proved developed..................1,197   111,287     977   173,465   2,432   257,800
                                            =====   =======   =====   =======   =====   =======

        The estimates were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves.

        Estimated proved developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required for recompletion.

        UNCERTAINTIES IN ESTIMATING RESERVES AND FUTURE NET CASH FLOWS. There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. It is possible that variances from the estimates will be material. In addition, the estimates of future net cash flows from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash flows should not be construed as representative of the fair market value of the proved reserves owned by the Company since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices from those in effect on the date indicated or for escalation of expenses and capital costs subsequent to such date. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Accordingly, investors in the Common Stock are cautioned not to place undue reliance on the reserve data included in this document.

        The Company has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in filings with the SEC.

PRODUCTION, PRICE AND COST HISTORY

        The following table sets forth certain production data, average sales prices and average production expenses attributable to the Company's properties for 1995, 1996 and 1997. Detailed additional information concerning the Company's oil and natural gas production activities is contained in the Supplementary Information in Note 10 to the Consolidated Financial Statements included elsewhere in this Report.

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1995         1996        1997
                                                               -------     -------      ------
PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls)...................    319         232          226
  Natural gas (Mmcf).......................................... 17,750      23,466       30,202
  Natural gas equivalent (Mmcfe).............................. 19,664      24,858       31,558
AVERAGE SALES PRICE PER UNIT:

  Oil and other liquid hydrocarbons (per Bbl).................$ 17.37     $ 22.11      $ 19.34
  Natural gas (per Mcf, including effects of hedging).........   1.71        2.30         2.27
  Natural gas equivalent (per Mcfe, including effects
    of hedging)...............................................   1.83        2.37         2.31
AVERAGE PRODUCTION EXPENSES PER MCFE..........................    .55         .43          .35

PRODUCTIVE WELLS AND ACREAGE

    As of December 31, 1997, the Company had leaseholdings comprising 241,550 gross (98,052 net) developed acres and 622,641 gross (56,356 net) undeveloped acres, all located within the continental United States. The oil and gas leases in which the Company has an interest are for varying primary terms and many, particularly in south Louisiana, require the payment of delay rentals in lieu of drilling operations. In north Louisiana, most of the Company's leasehold interests are held by production; that is, so long as natural gas and oil are produced from the properties covered thereby, the leases continue indefinitely. The leases may be surrendered at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals, if applicable.

    The following table sets forth the Company's ownership interests in its leaseholds as of December 31, 1997.

                                                 DEVELOPED(1)                UNDEVELOPED(2)
                                          --------------------------  --------------------------
                                          GROSS ACRES     NET ACRES    GROSS ACRES    NET ACRES
                                          ------------  ------------  ------------   -----------
Louisiana................................... 89,975        40,428        304,615        33,012
Texas....................................... 81,444        30,788        138,962         4,909
Offshore.................................... 25,007         5,947          3,575           758
Other states................................ 45,124        20,889        175,489        17,677
                                            -------       -------       --------       -------
  Total.................................... 241,550        98,052        622,641        56,356
                                            =======       =======       ========       =======

------------
    (1) Acres spaced or assignable to productive wells.

    (2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether that acreage contains proved reserves.

    As of December 31, 1997, the Company had working interests in 464 gross (225.2 net) productive gas wells and 49 gross (24.4 net) productive oil wells (including producing wells and wells capable of production).

EXPLORATION AND DEVELOPMENT

        The following table sets forth the number of gross and net productive and dry exploratory and development wells drilled by the Company during the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------
                                                 1995             1996              1997
                                            -------------     -------------     -------------
                                            GROSS     NET     GROSS     NET     GROSS     NET
                                            -----     ---     -----     ---     -----     ---
NORTH LOUISIANA:
  Exploratory wells:
    Oil.....................................   --       --       --       --       --       --
    Natural gas..............................  --       --       --       --       --       --
    Dry.....................................   --       --       --       --       --       --
                                            -----    -----    -----    -----    -----    -----
    Total...................................   --       --       --       --       --       --
                                            =====    =====    =====    =====    =====    =====
  Development wells:
    Oil.....................................    1      .05        1      .03       --       --
    Natural gas.............................   22     9.26       65    31.63       82    34.96
    Dry.....................................   --       --        3     1.74       --       --
                                            -----    -----    -----    -----    -----    -----
      Total.................................   23     9.31       69    33.40       82    34.96
                                            =====    =====    =====    =====    =====    =====
  Total north Louisiana:
    Producing...............................   23     9.31       66    31.66       82    34.96
    Dry.....................................   --       --        3     1.74       --       --
                                            -----    -----    -----    -----    -----    -----
      Total.................................   23     9.31       69    33.40       82    34.96
                                            =====    =====    =====    =====    =====    =====
SOUTH LOUISIANA AND OTHER:
  Exploratory wells:
    Oil.....................................   --       --       --       --       --       --
    Natural gas.............................   --       --       --       --        9     3.50
    Dry.....................................    1      .95       --       --        1     0.50
                                            -----    -----    -----    -----    -----    -----
      Total.................................    1      .95       --       --       10     4.00
                                            =====    =====    =====    =====    =====    =====
  Development wells:
    Oil.....................................   --       --       --       --       --       --
    Natural gas.............................    4     3.78       --       --       --       --
    Dry.....................................    1      .95       --       --       --       --
                                            -----    -------  -----    -----    -----    -----
      Total.................................    5     4.73       --       --       --       --
                                            =====    =====    =====    =====    =====    =====
  Total south Louisiana and other:
    Producing...............................    4     3.78       --       --        9     3.50
    Dry.....................................    2     1.90       --       --        1     0.50
                                            -----    -----    -----    -----    -----    -----
      Total.................................    6     5.68       --       --       10     4.00
                                            =====    =====    =====    =====    =====    =====

        As of December 31, 1997, the Company had 8 gross (4.5 net) development wells in progress, all in north Louisiana, and 1 gross (0.5 net) exploratory well in progress in south Louisiana. Subsequent to year-end 1997, all of these wells were completed as producing wells except the south Louisiana exploratory well which was plugged and abandoned.

MARKETING OF NATURAL GAS AND CRUDE OIL

        The Company does not refine or process any of the oil and natural gas it produces. Substantially all of the Company's natural gas is sold under term contracts, contracts providing for periodic price adjustments or in the spot market. Its revenue streams are therefore sensitive to changes in current market prices. The Company's sales of crude oil, condensate and natural gas liquids generally are made at prices related to posted field prices.

        In addition to marketing the Company's natural gas production, it secures gas transportation arrangements, provides nomination and gas control services, supervises gas aggregation operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing, monitoring and marketing functions.

        The Company believes that its activities are not currently constrained by a lack of adequate transportation systems or system capacity and does not foresee any material disruption in available transportation for its production. However, there can be no assurance that the Company will not encounter these constraints in the future. In that event, the Company would be forced to seek alternate sources of transportation and may face increased costs.

HEDGING OF NATURAL GAS

        The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The Company does not engage in speculative transactions. During 1997, the Company used price and basis swap agreements. Additional information concerning hedging activities of the Company during 1997 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

COMPETITION

        The Company operates in a highly competitive environment with respect to acquiring reserves, marketing oil and natural gas and securing trained personnel. Many of the Company's larger competitors possess and employ financial and personnel resources substantially greater than those available to it. Such companies may be able to pay more for productive oil and natural gas properties and to define, evaluate, bid for and purchase a greater number of properties than the Company's financial or personnel resources permit. The Company's ability to acquire additional reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. There can be no assurance that the Company will be able to compete successfully in the future in acquiring reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel, and raising additional capital.

TITLE TO PROPERTIES

        The Company's properties, in addition to being mortgaged to secure the Credit Facility, are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other customary burdens, including other mineral encumbrances and restrictions. The Company does not believe that any mortgage, lien or other burden materially interferes with the use of such properties in the operation of its business.

        The Company believes that it has satisfactory title to or rights in all of its producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made, and title opinions of local counsel are generally obtained before commencement of drilling operations or at least in connection with the preparation of division orders when production is obtained and the revenues therefrom are allocated.

EMPLOYEES

        As of December 31, 1997, the Company had 57 employees. The Company expects to add approximately 18 employees during 1998 who were formerly associated with SPR's operations. The Company's staff includes employees experienced in acquisitions, geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. None of the Company's employees are represented by a union. The Company has not experienced an interruption in its operations due to any labor dispute and believes that its working relationships with its employees are satisfactory.

REGULATION

        The Company's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural gas industry. Because of the numerous and complex federal and state statutes and regulations that may affect the Company, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all matters affecting the Company's operations.

TRANSPORTATION AND PRODUCTION

        TRANSPORTATION AND SALE OF NATURAL GAS AND CRUDE OIL. Sales of natural gas, crude oil and condensate ("Products") can be made by the Company at market prices not subject at this time to price controls. The price that the Company receives from the sale of these Products is affected by the ability to transport and cost of transporting the Products to market. Under applicable laws, the Federal Energy Regulation Commission ("FERC") regulates both the construction of pipeline facilities and the transportation of Products in interstate commerce.

        REGULATION OF DRILLING AND PRODUCTION. Drilling and production operations of the Company are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. The federal leases are administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"), which are administered, along with the Bureau of Indian Affairs, by the federal Department of the Interior. These leases contain relatively standard terms and require compliance with detailed MMS and BLM regulations and orders, which are subject to change. In addition to permits required by other federal agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS or BLM prior to commencement of offshore or onshore drilling. Most states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

ENVIRONMENTAL REGULATIONS

        GENERAL. The various federal environmental laws, including the National Environmental Policy Act; the Clean Air Act of 1990, as amended ("CAA"); Oil Pollution Act of 1990, as amended ("OPA"); Water Pollution Control Act, as amended ("FWPCA"); the Resource Conservation and Recovery Act as amended ("RCRA"); the Toxic Substances Control Act; and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and the various state and local environmental laws, and the regulations adopted pursuant to such law, governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, continue to be taken seriously by the Company. In particular, the Company's drilling, development and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation, and violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases the Company's overall cost of business. The increased costs are not reasonably ascertainable. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities and plug and abandon inactive well sites and pits.

        Environmental regulations historically have been subject to frequent change by regulatory authorities, and the Company is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Company does not believe that changes to these regulations will materially adversely affect the Company's competitive position because its competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Company maintains insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect the Company from substantial expense.

        The OPA and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, vessel, or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas wastes into navigable waters. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency ("EPA") has promulgated regulations that require many oil and natural gas production operations to obtain permits to discharge storm water runoff.

        The CAA requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes implementation of such amendments will not have a material adverse effect on its financial condition or results of operations. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Company is not required to comply with a substantial portion of RCRA's requirements because the Company's operations generate minimal quantities of hazardous wastes.

        CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Company may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

CAUTION AS TO FORWARD-LOOKING STATEMENTS

        STATEMENTS CONTAINED IN THIS REPORT AND OTHER MATERIALS FILED OR TO BE FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (AS WELL AS INFORMATION INCLUDED IN ORAL OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY THE COMPANY OR ITS REPRESENTATIVES) THAT ARE FORWARD-LOOKING IN NATURE ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO MATTERS SUCH AS ANTICIPATED OPERATING AND FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, DEVELOPMENTS AND RESULTS OF THE COMPANY. ACTUAL PERFORMANCE, PROSPECTS, DEVELOPMENTS AND RESULTS MAY DIFFER MATERIALLY FROM ANY OR ALL ANTICIPATED RESULTS DUE TO ECONOMIC CONDITIONS AND OTHER RISKS, UNCERTAINTIES AND CIRCUMSTANCES PARTLY OR TOTALLY OUTSIDE THE CONTROL OF THE COMPANY, INCLUDING RATES OF INFLATION, NATURAL GAS PRICES, UNCERTAINTY OF RESERVE ESTIMATES, RATES AND TIMING OF FUTURE PRODUCTION OF OIL AND GAS, EXPLORATORY AND DEVELOPMENT ACTIVITIES, ACQUISITION RISKS AND ACTIVITIES, CHANGES IN THE LEVEL AND TIMING OF FUTURE COSTS AND EXPENSES RELATED TO DRILLING AND OPERATING ACTIVITIES AND THOSE RISKS DESCRIBED UNDER "RISK FACTORS" BELOW.

        WORDS SUCH AS "ANTICIPATED," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS DESCRIBED IN "RISK FACTORS".

RISK FACTORS

        The Company cautions that the following risk factors could affect its actual results in the future in addition to "Estimated Proved Reserves -- Uncertainties in Estimating Reserves and Future Net Cash Flows" included elsewhere in this Report.

        LEVERAGE. As of December 31, 1997, the Company had $298.0 million face amount of debt outstanding and stockholders' deficit of approximately $5.6 million. The Company expects to incur additional indebtedness for future borrowings under its credit facility as it continues its strategy for acquisition, exploration and development of oil and gas reserves. The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its indebtedness for money borrowed depends on its future performance and successful implementation of its strategy, which is subject not only to its own actions but also to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil, natural gas and natural gas liquids.

        DEPLETION OF RESERVES; NECESSITY OF SUCCESSFUL EXPLORATION AND DEVELOPMENT. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Company's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon the Company's success in efficiently developing its current reserves and acquiring additional reserves that are economically recoverable.

        VOLATILITY OF OIL, NATURAL GAS AND NATURAL GAS LIQUIDS PRICES. The Company's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are expected to continue to be volatile in the future. The prices received by the Company for its oil, natural gas and natural gas liquids production and the levels of such production are subject to government regulation, legislation and policies. The Company's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of finding, acquiring, developing and producing reserves.

        OPERATING HAZARDS AND UNINSURED RISKS. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Company's control. The decision to purchase, explore or develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. At present, the level of drilling activity in the United States has resulted in increased demand for, and therefore increased costs associated with, drilling equipment and the services and products of other vendors to the industry. In particular, in connection with drilling activities in the marshy regions of south Louisiana, there has been an increased cost of drilling operations due to increased costs for barge rigs necessary to conduct activity in such region. Moreover, the number of drilling contractors offering barge drilling and workover services is limited.

        The availability of a ready market for the Company's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be partially or totally shut in for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity.

        The Company's oil and natural gas business also is subject to all of the operating risks associated with the drilling for and production of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to the Company. Although the Company maintains insurance at levels that it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Company.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of the Company's stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S SECURITIES AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock and Preferred Stock are traded on the NASDAQ National Market under the symbols "KOGC" and "KOGCP." Prior to the Consolidation, Kelley Oil's common stock ("KOIL Common Stock") and $2.625 convertible exchangeable preferred stock ("KOIL Preferred Stock") were traded on the NASDAQ Stock Market under the symbols "KOIL" and "KOILP." The price ranges presented below represent high and low sale prices for each quarter, as reported by the NASDAQ Stock Market. The reported prices reflect the commencement of trading in the Company's Common Stock and Preferred Stock immediately after the Consolidation on February 8, 1995.

                                 KOIL COMMON STOCK        KOIL PREFERRED STOCK
                                   MARKET PRICES              MARKET PRICES
                                -------------------       --------------------
                                 HIGH         LOW           HIGH        LOW
                                -------     -------       --------    -------
1995:
First quarter..................  $4 7/8     $ 3 3/4        $21         $18 3/4
Second quarter.................   6 3/8       4 1/4         25 1/2      20 1/4
Third quarter..................   5 7/8       2 3/4         24 3/8      16 1/2
Fourth quarter.................   3 1/4         15/16       18 1/2       5 1/2

                                  KOGC COMMON STOCK        KOGC PREFERRED STOCK
                                    MARKET PRICES              MARKET PRICES
                                --------------------       --------------------
                                  HIGH         LOW           HIGH        LOW
                                --------     -------       -------     --------
1996:
First quarter ................. $3 5/16      $ 1           $ 18 3/4     $ 6 3/4
Second quarter.................  4             2 3/16        22 5/8      15 1/4
Third quarter..................  4 1/8         2 9/16        26          20 3/8
Fourth quarter.................  3 1/4         2 7/16        25          23 3/4

1997:
First quarter ................. $3 1/16      $ 1 7/8        $25 3/4     $23 3/4
Second quarter.................  3 1/16        1 11/16       26          22 1/2
Third quarter..................  3 1/4         2 3/16        26 7/8      24 1/4
Fourth quarter.................  3 15/16       2 1/8         25 1/2      21 1/2

1998:
First quarter
 (through March 24, 1998)...... $2 23/32     $ 1 7/8        $25 3/4     $21

        As of the January 31, 1998, there were approximately 1,665 record holders of Common Stock and 217 record holders of Preferred Stock.

        Dividends on the Preferred Stock accrue quarterly at the rate of $.65625 per share. Three quarterly dividends on the Preferred Stock were paid at that rate commencing on May 1, 1995. In January 1996, the Company announced the suspension of dividend payments on the Preferred Stock to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. The Company's existing credit facility and the Company's indenture governing its 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") restricts the payment of future preferred dividends. As of February 1, 1998, the total amount of dividend payments in arrears was approximately $5.7 million.

ITEM 6.  SELECTED FINANCIAL DATA

        The following tables present selected financial data for the Company that is derived from the audited consolidated financial statements of the Company. The historical financial information for the year ended December 31, 1995 reflects the Consolidation in February 1995. The impact of the acquisition of the SPR Properties is reflected in the selected financial data as of December 1, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              1993      1994      1995        1996      1997
                                            -------   --------  --------   --------   --------
INCOME STATEMENT DATA:
Oil and gas revenues........................$21,064   $ 16,822  $ 36,998    $60,854    $75,864
Interest and other income...................  1,506      1,416     1,763      1,429        274
                                            -------   --------  --------    -------    -------
  Total revenues   ......................... 22,570     18,238    38,761     62,283     76,138
                                            -------   --------  --------    -------    -------
Production expenses.........................  3,993      3,760    10,835     10,709     10,955
Exploration expenses........................ 14,226      7,404    23,387      5,438      5,433
General and administrative expenses.........  4,079      5,172     7,030      8,953      6,875
Interest and other debt expenses............  6,638      4,571    21,956     24,401     25,071
Restructuring expenses......................     --      1,814     1,115      4,276         --
Depreciation, depletion and amortization.... 18,857     20,474    35,591     20,440     25,853
Impairment of oil and gas properties(1).....     --         --   150,138         --         --
                                            -------   --------  --------    -------    -------
Income (loss) before income taxes and
  extraordinary item........................(25,223)   (24,957) (211,291)   (11,934)     1,951
Provision (benefit) for taxes...............     --         --        --         --         --
                                            -------   --------  --------    -------    -------
Net income (loss) before extraordinary item.(25,223)   (24,957) (211,291)   (11,934)     1,951
Extraordinary loss(2).......................     --         --        --    (17,030)        --
                                            -------   --------  --------    -------    -------
Net income (loss)..........................$(25,223)  $(24,957)$(211,291)  $(28,964)   $ 1,951
                                            ========  ========  =========   ========   =======
Loss per common share before
  extraordinary item(3)....................$  (1.63)  $  (1.58) $  (5.31)   $  (.18)   $  (.03)
Loss per common share(3)...................$  (1.63)  $  (1.58) $  (5.31)   $  (.37)   $  (.03)
Average common shares outstanding..........  15,967     17,653    41,032     90,113     100,757

                                                            AS OF DECEMBER 31,
                                            --------------------------------------------------
                                             1993       1994       1995       1996      1997
                                            --------  --------  --------   --------   --------
BALANCE SHEET DATA:
  Property and equipment, net...............$58,018   $ 74,912  $128,642   $158,468   $293,613
  Long term debt, excluding current
    maturities.............................. 34,814     37,242   164,980    184,253    286,183
  Stockholders' equity (deficit)............ 27,415     45,180   (45,568)   (30,535)    (5,621)
  Total assets.............................. 87,145    106,513   151,342    189,227    322,602

---------------
    (1) Reflects noncash impairment charges against the carrying value of proved and unproved properties under SFAS 121. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

    (2) Incurred in connection with the refinancing of the 13 1/2% Senior Notes and represents the excess of the aggregate purchase price of the 13 1/2% Senior Notes (including consent payments) over their carrying value as of the date the refinancing was consummated.

    (3) Dividends on the Company's cumulative preferred stock are deducted from "Net Income (Loss) Before Extraordinary Item" and "Net Income (Loss)" in calculating related per share amounts, whether or not declared, and amounted to $0.9 million, $2.9 million, $6.6 million, $4.6 million and $4.6 million for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

GENERAL

        INTRODUCTION. Kelley Oil & Gas Corporation and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition. Effective as of December 1, 1997, the Company purchased substantially all of the assets of SCANA Petroleum Resources, Inc. ("SPR") for approximately $110 million, which was financed through a $27 million equity investment in the Company and the incurrence of $83 million in bank debt. The assets acquired include interests in proved oil and natural gas reserves primarily located in the shallow waters of the Gulf of Mexico, Louisiana, and east Texas, as well as exploratory properties in leasehold acreage in those areas and in the Permian Basin in west Texas and New Mexico. In addition to its oil and gas development and producing activities, the Company markets natural gas and operates natural gas gathering and transportation systems in Louisiana.

        HEDGING ACTIVITIES. The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The Company does not engage in speculative transactions. During 1997, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

        Through natural gas price swap agreements, approximately 65% of the Company's natural gas production for 1997 was affected by its hedging transactions at an average NYMEX quoted price of $2.35 per Mmbtu before transaction and transportation costs. As of December 31, 1997, approximately 29% of the Company's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at December 31, 1997 permit the counterparty to double the contract volume at a specified price. If this feature is exercised on all contracts outstanding at December 31, 1997, approximately 40% of the Company's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. In addition, as of December 31, 1997, the Company has outstanding natural gas basis swap agreements covering approximately 34% of its anticipated natural gas production for January 1998 through September 1998. Hedging activities decreased revenues by approximately $4.2 million in 1997 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1997, the unrealized gain on the Company's existing hedging instruments for future production months in 1998 approximated $1.4 million.

        The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

        YEARS ENDED DECEMBER 31, 1997 AND 1996. The Company's oil and gas revenues of $75.9 million for 1997 increased 25% compared to $60.9 million in 1996 primarily as a result of an increase in gas production (29%), partially offset by lower oil prices (13%) and gas prices (1%). The increase in gas production is primarily due to the Company's drilling activities in north Louisiana and the addition of one month of production from the SPR properties partially offset by the sale of one-half of its interest in 23 wells and related facilities in the Houma Embayment in Terrebonne Parish, Louisiana in the fourth quarter of 1996.

         Interest and other income decreased 79% from $1.4 million in 1996 to $0.3 million in 1997 primarily due to higher 1996 interest income resulting from invested funds received from the sale of common stock in February 1996 and gains on the sale of assets recognized in 1996.

        Production expenses for 1997 increased 3% to $11.0 million from $10.7 million in the prior year, primarily reflecting higher overall production levels. On a unit basis, lifting costs (production expenses less ad valorem and severance taxes) decreased to $0.23 per Mcfe in 1997 compared to $0.31 per Mcfe last year, primarily reflecting lower average costs on north Louisiana production, which is increasing in proportion to other higher cost production.

        Exploration expenses remained constant from 1996 to 1997 at $5.4 million. Increased dry hole expenses were offset by a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams.

        General and administrative expenses of $6.9 million in 1997 decreased 23% compared to $9.0 million last year, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. On a unit basis, general and administrative expenses were $0.22 per Mcfe in 1997 compared to $0.36 per Mcfe in 1996.

        Interest and other debt expenses of $25.1 million in 1997 increased 3% from $24.4 million in 1996. The increase in interest expense resulted primarily from higher average debt levels during the current period and the payment of interest associated with the settlement of a lawsuit. These were partially offset by lower interest rates under the 10 3/8% Senior Subordinated Notes than under the 13 1/2% Senior Notes retired in October 1996, and lower debt amortization expenses as a result of the refinancing of the 13 1/2% Senior Notes and the bank credit facility. See "Liquidity and Capital Resources." In addition to its 1997 interest expense of $20.9 million, the Company recorded non-cash charges in 1997 of $1.3 million for amortization of debt issuance costs, $0.9 million for accretion of note discount and $2.0 million for accretion of debt valuation discount.

        Restructuring expense in 1996 was $4.3 million. There was no restructuring expense in 1997.

        Depreciation, depletion and amortization ("DD&A") expense increased 27% from $20.4 million in 1996 to $25.9 million in 1997, primarily as a result of higher 1997 production levels. The units-of-production DD&A rate for oil and gas activities was $0.80 per Mcfe in both 1996 and 1997.

        The Company recognized net income of $2.0 million in 1997 and a net loss before extraordinary item of $(11.9) million last year. The reasons for the earnings improvement are described in the foregoing discussion.

        YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. The Company's oil and natural gas revenues of $60.9 million for 1996 increased 65% compared to $37.0 million for 1995 as a result of increased natural gas prices and a 32% increase in natural gas production to 23.5 Mmcf in 1996. The average price of natural gas increased 35% to $2.30 per Mcf in 1996 from $1.71 per Mcf in 1995. The Company's production of natural gas steadily declined during the second and third quarters of 1995 as a result of poor drilling results in south Louisiana. During the fourth quarter of 1995, the Company's prior management implemented a significant reduction in drilling activity, which adversely affected production in the first half of 1996. The Company's current accelerated drilling program increased production substantially in the second half of 1996. Production of crude oil and natural gas liquids during 1996 totaled 232,000 barrels with an average sales price of $22.11 per barrel compared to 319,000 barrels at $17.37 per barrel in 1995; representing a volume decrease of 27% and a price increase of 27%. The decline in oil and condensate volumes was due to the decline in south Louisiana gas production.

        Production expenses for 1996 decreased 1% to $10.7 million from $10.8 million in 1995. On a unit basis, production expenses decreased 22% from $0.55 per Mcfe in 1995 to $0.43 per Mcfe in 1996, reflecting lower average costs on production from north Louisiana, which increased in proportion to other higher cost production from south Louisiana.

        Exploration expenses totaled $5.4 million in 1996 and $23.4 million in 1995, a decrease of 77%, primarily as a result of a temporary suspension of exploratory drilling pending negotiation of a joint exploration agreement in south Louisiana. The decrease in this activity also reflected lower geological and geophysical expenses and unproved leasehold impairment costs.

        General and administrative expenses of $9.0 million in 1996 increased 29% compared to $7.0 million in 1995. The increase in expense was primarily attributable to bonuses and interim salaries paid in connection with the Contour Transaction to certain members of the Company's prior management team and a decrease in the level of general and administrative expenses capitalized or charged to exploration expense. The amounts capitalized or charged to exploration expense were $3.3 million in 1996 compared to $6.2 million in 1995. On a unit basis, general and administrative expenses were $0.36 per Mcfe in 1995 and 1996.

        Interest and other debt expenses of $24.4 million in 1996 increased 11% from $22.0 million in 1995. The increase in interest expense resulted primarily from higher interest rates under the 13 1/2% Senior Notes than under the $90.0 million of bank debt refinanced with proceeds from the offering of the 13 1/2% Senior Notes in June 1995 and higher average debt levels during 1996. Interest expense on the 13 1/2% Senior Notes was recorded for approximately ten months in 1996 compared to six months in 1995. In October 1996 the 13 1/2% Senior Notes were replaced with the 10 3/8% Notes. Included in its 1996 interest expense were non-cash charges of $2.1 million for amortization of debt issuance costs, $0.9 million for accretion of note discount, $2.0 million for accretion of debt valuation discount and $0.1 million in imputed interest associated with the acquisition of oil and natural gas properties.

        DD&A decreased 43% from $35.6 million in 1995 to $20.4 million in 1996 despite the increase in production during 1996, primarily as a result of lower depletion rates following impairment charges aggregating $150.1 million recognized in the fourth quarter of 1995 against the carrying value of the Company's oil and natural gas properties under Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and an increase in quantities of proved developed reserves. On a unit basis, DD&A for oil and natural gas activities decreased from $1.79 per Mcfe in 1995 to $0.80 per Mcfe in 1996.

        The Company's cost-cutting measures during 1996 included a $4.3 million restructuring charge in 1996 associated primarily with staff reductions and related severance settlements with certain employees and various reorganization costs.

        The Company recognized net losses before extraordinary items of $(11.9) million in 1996 and $(211.3) million in 1995. The reasons for the earnings improvement are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

        GENERAL. The Company's liquidity is materially affected by cash flows generated from its oil and gas production and was adversely affected in years prior to 1996 by unsuccessful drilling results on high risk prospects in south Louisiana. In addition, high interest expense and restrictions under the Company's debt instruments after the Consolidation limited the Company's ability to fund drilling projects. These restrictions required the Company to suspend preferred stock dividends and seek a substantial equity infusion in early 1996 to avoid a financial covenant default under the credit agreement in effect at that time. This effort resulted in the Contour Transaction, completed in February 1996. The Contour Transaction allowed the Company to retire its outstanding bank debt, secure a new banking facility and improve its working capital position.

        Although the Contour Transaction and the debt refinancings have provided the Company with the means to continue its drilling operations with the objective of increasing its cash flow and reserves, the Company had $298.0 million face amount of debt outstanding as of December 31, 1997, requiring $26.9 million in annual cash interest payments. Although dividends are restricted under the Company's existing credit facility and are restricted under the indenture for the 10 3/8% Senior Subordinated Notes (the "Indenture"), the outstanding preferred stock is cumulative, requires dividends to accumulate currently at the rate of $4.6 million annually and carries liquidation preferences over the Common Stock totaling $49.0 million at December 31, 1997, including such dividend arrearages. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1997, May 1, 1997, August 1, 1997, November 1, 1997 and February 1, 1998 aggregating approximately $5.7 million.

        LIQUIDITY. Net cash provided by operating activities, before working capital adjustments, during 1997 aggregated $37.5 million. Funds used in investing activities were comprised of capital expenditures of $53.1 million and acquisition expenditures for the SPR properties of $111.1 million. Funds provided by financing activities were comprised primarily of net principal borrowings of $97.8 million on the bank credit facility and $27.5 million from the sale of common stock, partially offset by the payment of $4.6 million of preferred stock dividends. As a result of these activities, cash and cash equivalents decreased from $4.1 million at December 31, 1996 to $0.2 million as of December 31, 1997. As of December 31, 1997, the Company had a working capital deficit of $15.2 million, compared to a working capital deficit of $6.0 million at the end of 1996. The balance of the working capital deficit will be funded through operations and/or bank borrowings.

        The following table sets forth on an unaudited basis net cash provided by operating activities before working capital adjustments, net cash used in investing activities and EBITDAX.

                                (IN THOUSANDS)
                                                                 YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1995          1996          1997
                                                          -------       --------       -----
Net cash provided by operating activities before
  working capital adjustments.............................$ 1,765       $ 23,214       $37,534
Net cash used in investing activities.....................(43,224)       (53,392)     (164,275)
EBITDAX(1)................................................ 20,896         42,621        58,308

-----------------
    (1) EBITDAX is calculated as net income (loss) before extraordinary items, excluding interest expense and other debt expenses, income taxes, exploration costs, restructuring expense, depletion, depreciation, amortization, and impairment of oil and gas properties. EBITDAX is not a measure of cash flow as determined by GAAP. The Company has included information concerning EBITDAX because EBITDAX is a measure used by certain investors in determining a company's historical ability to service its indebtedness. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP as an indicator of the Company's operating performance or liquidity. EBITDAX is not necessarily comparable to a similarly titled measure of another company.

        CAPITAL RESOURCES. The credit facility provides for a maximum $140 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 1, 2000. Borrowings under the credit facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. The borrowing base at December 31, 1997 was $138.0 million, including an overadvance of $23.0 million. At the time of the next borrowing base determination, which is expected to be no earlier than May 1, 1998, this overadvance is scheduled to be excluded from the borrowing base effective June 1, 1998. At December 31, 1997, $111.3 million of borrowings and $4.3 million of letters of credit were outstanding under the credit facility.

        CAPITAL COMMITMENTS. The Company's 1998 capital expenditure budget provides for $31 million to be expended on development drilling primarily in north Louisiana and $31 million to be expended on exploratory prospects primarily in south Louisiana, the shallow waters of the Gulf of Mexico, Texas and New Mexico. During 1997, the Company participated in drilling 92 gross (39.0 net) wells, of which 91 gross (38.5 net) wells were completed. The 1997 drilling performance reflects lower risk operations in north Louisiana and exploratory successes in south Louisiana. The Company, with its partners, continues exploration activities in south Louisiana. As of the end of the year, the Company was participating in the drilling or completing of 9 gross (5.0 net) wells, of which 8 gross (4.5 net) wells were subsequently completed as producing wells.

        Effective as of December 1, 1997, the Company purchased substantially all of the assets of SPR for approximately $110 million. The purchase price of SPR was funded in part through a $27 million equity contribution from Contour Production Company L.L.P. ("Contour"). This equity contribution was made pursuant to the voluntary exercise of its February 1996 option agreement ("Contour Option") to purchase 27 million shares of the Company's common stock at an exercise price of $1.00 per share. The balance of the funding was provided through bank financing.

        In addition, the Company has an active program for ongoing evaluation of opportunities meeting its acquisition criteria. There can be no assurance that attractive acquisition candidates will be available to the Company on terms it deems reasonable or that any completed acquisition will ultimately prove to be a successful undertaking by the Company.

        The Company has planned in 1998 to fund its debt service obligations, capital expenditure requirements and working capital needs through cash flows from operations and borrowings under the revolving credit facility. The Company's plans are predicated on cash flow assumptions utilizing commodity prices in the range realized in 1997. Material increases or decreases in natural gas prices, which are highly volatile, will impact the Company's cash flows and its ability to carry out its 1998 capital program. The Company may be required to pursue additional financing alternatives to fully realize its objectives for property development and acquisitions.

        The Company does not anticipate that it will incur any significant expenditures to address Year 2000 issues, nor do Year 2000 issues represent a known material event or uncertainty to the Company. To the extent that the Company may be adversely affected by the Year 2000 issues of its suppliers, customers and other entities, the Company does not believe that it will be more adversely affected than other companies in its industry with similar operations.

        INFLATION AND CHANGING PRICES. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by the Company during the periods indicated.

                                               AVERAGE       AVERAGE
                                              OIL PRICE      GAS PRICE
                                               ($/BBL)       ($/MCF)
                                             -----------    -----------
YEAR ENDED:
  December 31, 1997...........................$ 19.34        $ 2.27
  December 31, 1996...........................  22.11          2.30
  December 31, 1995 ..........................  17.37          1.71

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES:                    PAGE
Independent Auditors' Report ...................................... 21
Consolidated Balance Sheets - December 31, 1996 and 1997 .......... 22
Consolidated Statements of Income (Loss) - For the years
  ended December 31, 1995, 1996 and 1997 .......................... 23
Consolidated Statements of Cash Flows - For the years
  ended December 31, 1995, 1996 and 1997 .......................... 24
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) - For the years ended
   December 31, 1995, 1996 and 1997 ............................... 25
Notes to Consolidated Financial Statements ........................ 26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kelley Oil & Gas Corporation

        We have audited the accompanying consolidated balance sheets of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income (loss), cash flows, and changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 1995 the Corporation changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 1998

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                           1996          1997
                                                                         --------     --------
ASSETS:
  Cash and cash equivalents.............................................$  4,070      $    162
  Accounts receivable...................................................  22,519        24,566
  Accounts receivable - drilling programs...............................   1,533           718
  Prepaid expenses and other current assets.............................   1,347         1,412
                                                                        --------      --------
    Total current assets................................................  29,469        26,858
                                                                        --------      --------
  Oil and gas properties, successful efforts method:
    Unproved properties, net............................................  12,521        49,854
    Properties subject to amortization.................................. 338,794       463,263
  Pipelines and other transportation assets, at cost ...................   4,689         4,690
  Furniture, fixtures and equipment.....................................   1,700         2,969
                                                                        --------      --------
                                                                         357,704       520,776

  Less:  Accumulated depreciation, depletion and amortization...........(199,236)     (227,163)
                                                                        --------      --------
    Total property and equipment, net................................... 158,468       293,613
  Other non-current assets, net.........................................   1,290         2,131
                                                                        --------      --------
    Total assets........................................................$189,227      $322,602
                                                                        ========      ========
LIABILITIES:

  Accounts payable and accrued expenses.................................$ 31,093      $ 41,474
  Accounts payable - drilling programs..................................   4,416           566
                                                                        --------      --------
    Total current liabilities...........................................  35,509        42,040
                                                                        --------      --------
  Long term debt........................................................ 184,253       286,183
                                                                        --------      --------
    Total liabilities................................................... 219,762       328,223
                                                                        --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value, 20,000,000 shares
    authorized at December 31, 1996 and 1997;
    1,745,500 and 1,745,443 shares issued and
    outstanding at December 31, 1996 and 1997, respectively
    (liquidation value $48,219 and $48,977, respectively)...............   2,618         2,618
  Common stock, $.01 par value, 200,000,000 shares
    authorized at December 31, 1996 and 1997;
    98,293,457 and 125,709,093 shares issued and
    outstanding at December 31, 1996 and 1997, respectively.............     983         1,257
  Additional paid-in capital............................................ 273,096       300,367
  Accumulated deficit...................................................(307,232)     (309,863)
                                                                        --------      --------
    Total stockholders' deficit......................................... (30,535)       (5,621)
                                                                        --------      --------
    Total liabilities and stockholders' deficit.........................$189,227      $322,602
                                                                        ========      ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1995           1996          1997
                                                        ---------       --------      --------
REVENUES:
  Oil and gas revenues..................................$  36,998       $ 60,854      $ 75,864
  Interest and other income.............................    1,763          1,429           274
                                                        ---------       --------      --------
  Total revenues........................................   38,761         62,283        76,138
                                                        ---------       --------      --------
COSTS AND EXPENSES:
  Production expenses...................................   10,835         10,709        10,955
  Exploration expenses..................................   23,387          5,438         5,433
  General and administrative expenses...................    7,030          8,953         6,875
  Interest and other debt expenses......................   21,956         24,401        25,071
  Restructuring expenses................................    1,115          4,276            --
  Depreciation, depletion and amortization..............   35,591         20,440        25,853
  Impairment of oil and gas properties..................  150,138             --            --
                                                        ---------       --------      --------
  Total expenses........................................  250,052         74,217        74,187
                                                        ---------       --------      --------
Income (loss) before income taxes and extraordinary item (211,291)       (11,934)        1,951
  Income taxes..........................................    --              --             --
                                                        ---------       --------      --------
Net income (loss) before extraordinary item............. (211,291)       (11,934)        1,951
  Extraordinary item....................................       --        (17,030)           --
                                                        ---------       --------      --------
Net income (loss)....................................... (211,291)       (28,964)        1,951
  Less: cumulative preferred stock dividends............   (6,607)        (4,582)       (4,582)
                                                        ---------       --------      --------
Net loss applicable to common stock.....................$(217,898)      $(33,546)     $ (2,631)
                                                        =========       ========      ========
Loss per common share before extraordinary item.........$   (5.31)      $   (.18)     $   (.03)
                                                        =========       ========      ========
Loss per common share ..................................$   (5.31)      $   (.37)     $   (.03)
                                                        =========       ========      ========
Average common shares outstanding.......................   41,032         90,113       100,757
                                                        =========       ========      ========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           1995          1996           1997
                                                        ---------      ---------     -------
OPERATING ACTIVITIES:
  Net income (loss).....................................$(211,291)     $ (28,964)    $   1,951
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation, depletion and amortization............   35,591         20,440        25,853
    Impairment of oil and gas properties................  150,138             --            --
    Gain on sale of properties..........................     (777)          (176)           --
    Exploration expenses................................   23,387          5,438         5,433
    Accretion and amortization of other debt expenses...    3,602          5,170         4,297
    Restructuring expenses..............................    1,115          4,276            --
    Extraordinary loss..................................       --         17,030            --
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable
      and other current assets..........................    9,457         (9,054)       (1,297)
    Decrease (increase) in other non-current assets.....    3,075         (1,945)       (1,203)
    Increase (decrease) in accounts payable and
      accrued expenses..................................  (16,103)        (2,953)        4,570
                                                        ---------      ---------     ---------
  Net cash provided by (used in) operating activities...   (1,806)         9,262        39,604
                                                        ---------      ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................  (52,240)       (47,601)      (53,140)
  Acquisition of oil and gas properties.................       --        (11,594)     (111,135)
  Cash received in consolidation........................    1,596             --            --
  Proceeds from sale of properties......................    7,420          5,803            --
                                                        ---------      ---------     ---------
  Net cash used in investing activities.................  (43,224)       (53,392)     (164,275)
                                                        ---------      ---------     ---------
FINANCING ACTIVITIES:
  Proceeds from long term borrowings....................   37,100         50,000       180,500
  Principal payments on long term borrowings............ (100,000)       (58,500)      (82,700)
  Proceeds from sale of notes, net......................   95,302        120,938            --
  Debenture conversion costs............................       --         (1,100)           --
  Proceeds from sale of common stock, net...............   16,319         43,998        27,545
  Retirement of senior notes............................       --       (113,488)           --
  Dividends on preferred stock..........................   (6,607)            --        (4,582)
                                                        ---------      ---------     ---------
  Net cash provided by financing activities.............   42,114         41,848       120,763
                                                        ---------      ---------     ---------
Decrease in cash and cash equivalents...................   (2,916)        (2,282)       (3,908)
Cash and cash equivalents, beginning of period..........    9,268          6,352         4,070
                                                        ---------      ---------     ---------
Cash and cash equivalents, end of period................$   6,352      $   4,070     $     162
                                                        =========      =========     =========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        ADDITIONAL
                                                  PREFERRED   COMMON      PAID IN    ACCUMULATED
                                                    STOCK     STOCK       CAPITAL      DEFICIT
                                                ----------- ----------  ----------   -----------
Stockholders' equity at January 1, 1995........$   7,743    $     177   $  98,647    $ (60,366)

Additional paid in capital from issuance of
  preferred and common stock in consolidation..       --           --     108,632           --
Issuance of 650 shares of preferred stock,
   $1.50 par value, in consolidation...........      975           --          --           --
Issuance of 20,622 shares of common stock
   in consolidation............................       --          206          --           --
Issuance of 4,000 shares of common stock
  in private placement.........................       --           40      15,960           --
Conversion of 1,508 shares of preferred
  stock into 1,508 shares of common stock......   (2,262)          15       2,247           --
Issuance of 225 shares of common stock
  pursuant to employee incentive stock options.       --            2         318           --
Syndication costs..............................       --           --          --           (4)
Preferred stock dividends......................       --           --          --       (6,607)
Net loss.......................................       --           --          --     (211,291)
                                               ---------    ---------   ---------    ---------
  BALANCE AT DECEMBER 31, 1995.................    6,456          440     225,804     (278,268)
                                               ---------    ---------   ---------    ---------

Issuance of 48,000 shares of common stock in
  Contour Transaction..........................       --          480      47,520           --
Conversion of 697 shares of preferred
  stock into 4,355 shares of common stock......   (1,045)          44       1,001           --
Conversion of 1,862 shares of preferred
    stock into 1,862 shares of common stock....   (2,793)          19       2,774           --
Issuance of 36 shares of common stock
  pursuant to employee incentive stock options.       --           --          62           --
Syndication costs..............................       --           --      (4,065)          --
Net loss.......................................       --           --          --      (28,964)
                                               ---------    ---------   ---------    ---------
  BALANCE AT DECEMBER 31, 1996.................    2,618          983     273,096     (307,232)
                                               ---------    ---------   ---------    ---------
Issuance of 27,000 shares of common stock in
  Contour Transaction..........................       --          270      26,730           --
Issuance of 415 shares of common stock
  pursuant to employee incentive stock options.       --            4         541           --
Preferred stock dividends......................       --           --          --       (4,582)
Net income.....................................       --           --          --        1,951
                                               ---------    ---------   ---------    ---------
  BALANCE AT DECEMBER 31, 1997.................$   2,618    $   1,257   $ 300,367    $(309,863)
                                               =========    =========   =========    ==========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION. Kelley Oil & Gas Corporation was incorporated in Delaware in September 1994 for the purpose of effecting a consolidation (the "Consolidation") of the equity interests in Kelley Oil Corporation, a Delaware corporation ("Kelley Oil"), and Kelley Oil & Gas Partners, Ltd., a Texas limited partnership ("Kelley Partners") of which Kelley Oil was the managing general partner. The Consolidation was completed on February 7, 1995 upon approval by investors in Kelley Oil and Kelley Partners. As a result of the Consolidation, Kelley Oil became a wholly-owned subsidiary of the Company, and Kelley Partners became a 99.99% owned subsidiary partnership. The Company's operations, conducted through Kelley Oil and its subsidiaries, include the development, exploration and acquisition of oil and gas properties and the purchase and sale of natural gas. In March 1996, Kelley Partners was merged into the Company (the "Partnership Merger"). Kelley Oil & Gas Corporation, its corporate subsidiaries and proportionate partnership interests are referred to herein as the "Company."

          ACCOUNTING TREATMENT OF THE CONSOLIDATION. At the time of the Consolidation, the Company's capital stock received by Kelley Oil's stockholders represented a majority of the total voting power of the combined capital stock issued by the Company in the Consolidation. Accordingly, the Consolidation was treated as a purchase by the Company. As a result, the Company's consolidated financial statements for 1995 reflect Kelley Oil's historical results through the date of the Consolidation, with results of combined operations recorded thereafter.

        PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of (i) the Company, (ii) its corporate subsidiaries, all of which are wholly-owned, and (iii) the Company's indirect 100% owned partnership, Kelley Operating Company, Ltd. ("Kelley Operating"), and (iv) its proportionate interest in development drilling programs sponsored by Kelley Oil to conduct drilling operations on properties of Kelley Operating ("1992 DDP" and "1994 DDP") (collectively the "DDPs"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash payments attributable to interest on all indebtedness aggregated $14.2 million, $19.2 million and $19.6 million for the years ended December 31, 1995, 1996 and 1997, respectively.

        FINANCIAL INSTRUMENTS. The Company's financial instruments consist of cash and cash equivalents, receivables, payables and long term debt. As of December 31, 1997, the estimated fair value of the Company's long term debt was $304.0 million. The fair value of such financial instruments has been estimated based on quoted market prices and the Black-Scholes pricing model. The carrying amount of the Company's other financial instruments approximates fair value.

        OIL AND GAS PROPERTIES. All of the Company's interests in its oil and gas properties are located in the United States and are accounted for using the successful efforts method. Under the successful efforts method, the costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred. Unproved leasehold costs are capitalized and are not amortized pending an evaluation of the exploration results. Unproved properties are periodically assessed for impairment in value, with any impairment charged to expense.

        PROPERTY IMPAIRMENT UNDER SFAS 121. In the fourth quarter of 1995, the Company implemented the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of its continuing operating losses and a decline in its proved reserves at January 1, 1996 from year-earlier pro forma levels, the Company performed an assessment of the carrying value of its oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. The fair value of the Company's unproved properties was predicated on current acreage cost estimates. Based on this analysis, the Company recognized noncash impairment charges against the carrying values of its proved and unproved oil and gas properties under SFAS 121 aggregating $83.4 million and $66.7 million, respectively, at December 31, 1995.

        OTHER PROPERTY AND EQUIPMENT. The costs of pipelines and other transportation assets are depreciated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred.

        OTHER NON-CURRENT ASSETS. Other non-current assets consist primarily of debt issue costs, net of accumulated amortization. These costs are amortized over the anticipated term of the related debt.

        HEDGING ACTIVITIES. See Note 9 for a discussion of the Company's accounting policies related to hedging activities.

        OIL AND GAS REVENUES. The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's production entitlement. Revenues from gas marketing, net of cost of gas sold, are included in oil and gas revenues and amounted to $1.0 million, $1.8 million and $2.8 million for the years ended December 31, 1995, 1996 and 1997, respectively.

        EARNINGS PER SHARE. In 1997, the Company implemented the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires restatement for all prior-period EPS data presented. The loss per common share before extraordinary item and loss per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively, less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective years. The extraordinary loss per common share for the year ended 1996 was $0.19. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the years ended December 31, 1995, 1996 and 1997, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities which could impact EPS in the future include stock options granted to employees to purchase
4.6 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 2.5 million and 1.4 million common shares, respectively, and the Company's $2.625 Convertible Preferred Stock ("Preferred Stock") which can be can be converted into 6.1 million common shares.

        STOCK BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), effective for the Company on January 1, 1996. SFAS 123 permits, but does not require, a fair value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for stock option plans where no compensation expense is recognized.

        COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after

December 15, 1997. Based upon the provisions of SFAS 130, it is anticipated that the Company will not have a significant change in its reporting requirements.

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

        CHANGES IN PRESENTATION. Certain financial statement items in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES

        SPR ACQUISITION. On December 1, 1997, the Company purchased from SCANA Petroleum Resources, Inc. ("SPR") substantially all of SPR's assets, including its oil and gas properties, exploratory leasehold interests and associated obligations, in exchange for approximately $110 million ("SPR Acquisition"), subject to adjustment as provided by the Purchase and Sale Agreement between the Company and SPR. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets acquired based on estimated fair values at the date of acquisition. The operating results of the assets acquired from SPR have been included in Kelley's Statements of Income (Loss) since December 1, 1997. The pro forma information shown below assumes that the acquisition occurred at the beginning of each year presented. Adjustments have been made to reflect changes in the Company's results from the revenues and direct operating expenses of the producing properties acquired from SPR, additional interest expense to finance the acquisition, depreciation, depletion and amortization based on assigned fair values to the assets acquired and general and administrative expenses incurred from hiring additional employees. The unaudited pro forma financial data are not necessarily indicative of financial results that would have occurred had the SPR Acquisition occurred on January 1, 1996 and January 1, 1997, and should not be viewed as indicative of operations in future periods.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          (UNAUDITED)
                                                    -----------------------
                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                       1996          1997
                                                    ---------     ---------
Revenues...........................................$ 112,936     $ 112,142
Income (loss) before extraordinary item............  (12,484)        1,315
Net income (loss)..................................  (29,514)        1,315
Loss per common share..............................    (0.29)        (0.03)

NOTE 3 - LONG TERM DEBT

  LONG TERM DEBT. The Company's long term debt at December 31, 1996 and 1997 is comprised of the following:

                                 (IN THOUSANDS)

                                                           DECEMBER 31,
                                                      --------------------
                                                        1996         1997
                                                       -------      ------
Bank credit facilities...............................$  13,500    $111,300
13 1/2% Senior Notes ................................      435         435
10 3/8% Senior Subordinated Notes ...................  119,923     120,615
 7 7/8% Convertible Subordinated Notes ..............   27,486      29,710
 8 1/2% Convertible Subordinated Debentures .........   22,909      24,123
                                                      --------    --------
                                                       184,253     286,183
  Less current maturities ...........................     --          --
                                                      --------    --------
                                                      $184,253    $286,183
                                                      ========    ========

        BANK CREDIT FACILITIES. The Company replaced its prior credit facility with a new credit facility effective as of December 12, 1996 (the "New Credit Facility") that was subsequently amended and restated in connection with the SPR Acquisition effective December 1, 1997. The borrowers under the New Credit Facility are the Company, Kelley Oil and Kelley Operating, with Concorde Gas Marketing, Inc. (a wholly-owned subsidiary of the Company) and the Company's subsidiary partnerships as guarantors.

        The New Credit Facility provides for a maximum $140 million ($125 million prior to amendment) revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 1, 2000. Borrowings under the New Credit Facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. At December 31, 1997 the borrowing base was $138 million. Included in the borrowing base is an overadvance of $23 million. At the time of the next borrowing base determination, which is expected to be no earlier than May 1, 1998, this overadvance is scheduled to be excluded from the borrowing base effective June 1, 1998. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the New Credit Facility, 50% of such deficiency must be cured within 90 days and the balance must be cured within the next 90 days unless such deficiency is a result of an asset sale, in which case the deficiency must be cured on the date the borrowing base is re-determined as a result of such sale. Borrowings under the New Credit Facility are secured by substantially all of the oil and gas assets of the Company and its subsidiaries, the proceeds therefrom and the Company's equity interests in the DDPs. In addition to the borrowings under the New Credit Facility, at December 31, 1997 there were $4.3 million of letters of credit outstanding. The weighted average interest rate on borrowings outstanding at December 31, 1997 under the New Credit Facility was 7.76%.

        In addition to the $140 million revolving credit loan, at December 31, 1997 the New Credit Facility, as amended, provided a $32.3 million term loan ("Term Loan Facility") for use by the Company in the event that holders of the Company's 7 7/8% Convertible Subordinated Notes exercised their redemption right that occurred in connection with the exercise by Contour of its option to purchase additional common shares of the Company. Holders of $0.2 million of these notes exercised their redemption right in January 1998, and as a result, the Term Loan Facility was terminated without being used on January 23, 1998.

        So long as no default or event of default (as defined in the New Credit Facility) is continuing, borrowings under the New Credit Facility, as amended, bear interest, at the option of the borrowers, at either (i) LIBOR plus 1.0% to 1.75% or (ii) the higher of (a) the agent's prime rate plus 0% to 0.25% and (b) the federal funds rate plus 0.5% to 0.75% (either is dependent on the level of utilization of the borrowing base). The Borrowers incur a quarterly commitment fee ranging from 0.30% to 0.50% per annum on the average unused portion of the borrowing base, depending upon the level of utilization.

        The New Credit Facility contains covenants which, among other things, limit the amount of debt the Company may incur, limit the placement of liens on its assets, limit lease transactions, limit its ability to enter into certain hedging transactions, restrict its ability to merge with or into another person and prevent it from prepaying certain subordinated indebtedness unless certain conditions are met. The New Credit Facility also restricts the payment of dividends. Further, certain covenants require that, for specified periods, the Company maintain specified ratios between EBITDAX and senior indebtedness and EBITDAX and interest on Indebtedness.

        1996 FOURTH QUARTER EXTRAORDINARY LOSS. Pursuant to an offer to purchase and consent solicitation, dated September 24, 1996, as amended , the Company offered to purchase for cash up to the aggregate principal amount of $100 million of its 13 1/2% Senior Notes at a cash price equal to $1,110 per $1,000 principal amount, plus interest accrued and unpaid through the payment date. In conjunction with the offering, the Company also solicited consents to the adoption of certain amendments to the 13 1/2% Senior Notes indenture pursuant to which the 13 1/2% Senior Notes were issued, and offered to pay each consenting holder of the 13 1/2% Senior Notes $30 for each $1,000 principal amount of the 13 1/2% Senior Notes consenting. The Company received the requisite consents which allowed it to amend the 13 1/2% Senior Notes indenture on October 28, 1996. The Company also received tenders from holders of approximately $99.6 million principal amount of the 13 1/2% Senior Notes. These transactions resulted in an extraordinary loss in the fourth quarter of 1996 of $17.0 million, representing the excess of the aggregate purchase price of the 13 1/2% Notes (including Consent Payments) over their carrying value as of the date of the consummation of the refinancing.

        10 3/8% SENIOR SUBORDINATED NOTES. In connection with the refinancing of the 13 1/2% Senior Notes, the Company issued an aggregate principal amount of $125.0 million of 10 3/8% Senior Subordinated Notes due 2006 (the "10 3/8% Senior Subordinated Notes"). The 10 3/8% Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining from 105.19% in 2001 to 100% in 2003 and thereafter. The Company may redeem up to 35% of the principal amount of the 10 3/8% Senior Subordinated Notes before October 15, 1999 with the proceeds of an equity offering (provided that either at least $75.0 million aggregate principal amount of such notes remains outstanding or such redemption retires such notes in their entirety). The 10 3/8% Senior Subordinated Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holder of the 10 3/8% Senior Subordinated Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined.

        On February 3, 1997, the Company completed an exchange of $125.0 million aggregate principal amount of publicly registered 10 3/8% Senior Subordinated Notes, Series B, for all of the then outstanding Series A notes. The Series B notes were substantially identical to the Series A notes.

        7 7/8% CONVERTIBLE SUBORDINATED NOTES AND 8 1/2% CONVERTIBLE SUBORDINATED DEBENTURES. The Company has outstanding 7 7/8% Convertible Subordinated Notes due 1999 (the "7 7/8% Subordinated Notes") in the aggregate principal amount at maturity of $34.4 million and 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (the "8 1/2% Subordinated Debentures") in the aggregate principal amount of $26.9 million (together, the "Subordinated Debt"). Each $1,000 face value amount of the 7 7/8% Subordinated Notes is convertible into 71.263 shares of the Company's Common Stock or 35.632 shares of the Company's Common Stock and 7.435 shares of Preferred Stock. Each $1,000 face value amount of the 8 1/2% Subordinated Debentures is convertible into 51.864 shares of the Company's Common Stock or 25.932 shares of the Company's Common Stock and 5.411 shares of Preferred Stock.

        Under the Indenture for the 7 7/8% Subordinated Notes, as amended, a "Change in Control" is defined to occur if, among other things, any person becomes the beneficial owner of securities representing 50% or more of the equity interests in the Company. With the purchase by Contour of 27 million shares on December 1, 1997, each holder of 7 7/8% Subordinated Notes, was afforded the right, at the holder's option, subject to terms and conditions of the Indenture, to require the Company to redeem all or any part of the holder's notes by January 22, 1998 at a specified cash price. Holders redeemed $0.2 million of the 7 7/8% Subordinated Notes under the Change of Control provision.

        DEBT MATURITIES. The Company has aggregate debt maturities of $34.8 million in 1999, $138.2 million in 2000 and $125.0 million in 2006.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

        CONTOUR STOCK PURCHASE. In February 1996, the Company issued 48 million shares of its Common Stock at $1.00 per share to Contour Production Company L.L.C. ("Contour") upon the closing of a Stock Purchase Agreement between the Company and Contour (the "Contour Transaction"). The newly issued shares represented 49.8% of the Company's voting power. In connection with the Contour Transaction, the Company (i) entered into an option agreement with Contour (the "Contour Option Agreement"), (ii) obtained consents from its principal stockholders, subject to compliance with applicable securities law, to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (iii) entered into employment agreements with John F. Bookout, President of Contour, and three other new executives named by him, (iv) adopted a nonqualified stock option plan for the new executives other than Mr. Bookout, (v) amended its existing incentive stock option plans,
(vi) reduced the size of its board of directors (the "Board") to seven members and reconstituted the Board with three continuing directors and four designees of Contour and (vii) replaced its credit facility.

        CONTOUR OPTION. Under the Contour Option Agreement, the Company granted Contour an option (the "Contour Option") to purchase up to 27 million shares (the "Maximum Option Number") of Common Stock at $1.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations as a result of the purchase. Contour voluntarily exercised its option in full on December 1, 1997 to partially fund the SPR Acquisition.

        PREFERRED STOCK. In May 1994, Kelley Oil completed a public offering of 1,380,000 shares of $2.625 Preferred Stock ("KOIL Preferred Stock") at $25 per share. Each outstanding share of KOIL Preferred Stock was converted in the Consolidation into one share of the Company's Preferred Stock, which has the same terms as the KOIL Preferred Stock, except for expanded voting rights. The Company issued 649,807 shares of its Preferred Stock to Public Unitholders in the Consolidation, resulting in a total of 2,442,323 outstanding shares of Preferred Stock after giving effect to the shares issued to holders of KOIL Preferred Stock.

        In January 1996, the Company suspended the payment of the quarterly Preferred Stock dividend scheduled for February 1, 1996 to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1997, May 1, 1997, August 1, 1997, November 1, 1997 and February 1, 1998, aggregating approximately $5.7 million. Future dividends on the Preferred Stock are restricted under the agreement covering the New Credit Facility. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

        Each share of Preferred Stock is convertible, at the holder's option, into 3.47 shares of Common Stock, equivalent to a conversion price of $7.20 per share of Common Stock relative to the $25 per share liquidation preference of the Preferred Stock (the "Preferred Conversion Price"). Under the terms of the Certificate of Designation governing the Preferred Stock, the Contour Transaction triggered a special conversion right under which the Preferred Stock conversion price was reduced to $4.00 for a period of 45 days commencing March 12, 1996. On April 25, 1996, 696,823 shares of Preferred Stock were converted into 4,355,040 shares of Common Stock under the special conversion right.

        ESOP PREFERRED STOCK. As of December 31, 1995, 1,861,619 shares of ESOP Preferred Stock were outstanding and held by the Company's Employee Stock Ownership Plan ("ESOP"). In June 1996, each of the 1,861,619 shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

NOTE 5 - EMPLOYEE STOCK PLANS

        EMPLOYEE STOCK OPTIONS. The Company has both qualified and nonqualified stock option plans that provide for granting of options for the purchase of common stock to key employees. These stock options may be granted for periods up to ten years and are generally subject to vesting periods up to three years, except options granted during 1997 which are subject to a four year vesting period.

        Stock option activity for the Company during 1995, 1996 and 1997 was as follows:

                                             1995                1996                1997
                                       ----------------    ----------------    ----------------
                                                WEIGHTED            WEIGHTED           WEIGHTED
                                                 AVERAGE            AVERAGE            AVERAGE
                                                EXERCISE            EXERCISE           EXERCISE
OPTIONS IN THOUSANDS                   OPTIONS   PRICE     OPTIONS   PRICE     OPTIONS   PRICE
                                       -------- -------    -------- -------    -------  ------
Stock options outstanding,
 beginning of year......................  564  $  2.47      2,105    $2.38      4,589   $ 1.63
  Granted...............................1,766     2.23      2,520     1.01        482     2.61
  Exercised............................. (225)    1.42        (36)    2.38       (415)    1.31
  Surrendered or expired................   --       --         --       --        (55)    2.62
                                        -----               -----               -----
Stock options outstanding, end of year..2,105     2.38      4,589     1.63      4,601     1.75
                                        =====               =====               =====

        In February 1995, all previously issued options to the extent outstanding, aggregating options to acquire 234,000 shares at prices ranging from $7.00 to $7.63, were repriced at $4.13 per share. In February 1996, in connection with the Contour Transaction, all unvested options then held by employees were fully vested. Additionally, the then-existing plans were amended to extend the period during which a terminated employee may exercise vested options to three years after termination of employment.

        At December 31, 1997, options were exercisable for 2.5 million shares at a weighted average exercise price of $2.11. The range of exercise prices on outstanding options at December 31, 1997 was $1.00 to $4.13. The remaining contractual life of these options was approximately 7.9 years. At December 31, 1997, 3.8 million shares were available for future option grants.

        The weighted average fair value of options granted during 1995, 1996 and 1997 was $1.30, $0.59 and $1.51, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividend yield, an expected life of five years and an expected volatility of 60%. The weighted average risk-free interest rate was assumed to be 6.8% for options granted in 1995 and 1996, and 6.4% for options granted in 1997.

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized based upon the fair market value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been as reflected in the pro forma amounts indicated below:

                                                             1995          1996         1997
                                                          ---------     ---------     --------
Net income (loss) before extraordinary
  item (in thousands.....................................$(211,411)     $(14,512)     $ 1,319
Loss per common share before extraordinary item..........    (5.31)         (.21)        (.03)
Net income (loss) (in thousands)......................... (211,411)      (31,542)     $ 1,319
Loss per common share....................................    (5.31)         (.40)        (.03)

        ESOP. Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. No ESOP contributions were made in 1996. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For 1997 the Company made matching contributions totaling $0.2 million.

NOTE 6 - INCOME TAXES

        The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1995, 1996 and 1997:

                                        (IN THOUSANDS)

                                                                   1995        1996      1997
                                                                ---------    -------   -------
Income (loss) before income taxes..............................$(211,291)  $(28,965)   $ 1,951
                                                                ---------   --------   -------
Income tax expense (benefit) computed at statutory rates........ (71,839)    (9,848)       663
  Increase in valuation allowance...............................  71,236     16,322        301
  Adjustment to net operating loss carryforward and other.......      --     (7,209)    (1,459)
Permanent differences:
  Nondeductible expenses........................................     567        735        708
  Amortization..................................................      33         --         --
  Other-net.....................................................       3         --       (213)
                                                                --------    -------    --------
    Tax expense (benefit).......................................$     --    $    --    $    --
                                                                ========    =======    ========

        No federal income taxes were paid for the years ended December 31, 1995, 1996 and 1997.

        The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                        (IN THOUSANDS)

                                                               1995         1996        1997
                                                              -------     -------      -----
Deferred tax liabilities:
  Tax over book depletion, depreciation and
    capitalization methods on oil and gas properties..........$    --     $    --      $    --
Deferred tax assets:
  Book over tax depletion, depreciation and
   capitalization methods on oil and gas properties........... 53,312      42,696       32,210
  Net operating loss carryforwards............................ 35,181      62,179       72,992
  Charitable contribution carryforwards.......................    138          78           52
  Alternative minimum tax credit carryforwards................     21          21           21
  Valuation allowance.........................................(88,652)   (104,974)    (105,275)
                                                              -------     --------     --------
  Total deferred tax assets...................................     --          --           --
                                                              -------     -------      -------
Net deferred tax liability....................................$    --          --      $    --
                                                              =======     =======      =======

        NET OPERATING LOSS CARRYFORWARDS AND ALTERNATIVE MINIMUM TAX CREDITS. As of December 31, 1997, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $214.7 million, which expire in 2000 through 2012, and net operating loss carryforwards for alternative minimum tax purposes of approximately $175.9 million, which expire in 2008 through 2012. Due to previous ownership changes, future utilization of the net operating loss carry forwards will be limited by Internal Revenue Code section 382.

NOTE 7 - RELATED PARTY TRANSACTIONS

        THE 1994 DDP. In February 1994, the 1994 DDP completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. As of December 31, 1997, the Company owned 19.2 million units (91.9%) in the 1994 DDP, together with its 3.94% general partner interest.

        The 1994 DDP's partnership agreement provides that any contributions of the partners not used or committed to be used for drilling activities during the two-year period from the commencement of operations through February 29, 1996 (the "Commitment Period") shall be distributed to the partners on a pro rata basis as a return of capital. In 1997, Kelley Oil reduced the estimate for Committed Expenditures to $58.0 million based on the amount of committed capital actually used and committed or allocated to drilling activities by the end of the Commitment Period. In accordance with the 1994 DDP's partnership agreement, the 1994 DDP distributed the Outside Share of uncommitted capital to its unitholders other than Kelley Oil aggregating $0.3 million in March 1996 and $0.1 million in July 1997.

        THE 1992 DDP. During November 1992, the 1992 DDP completed a public offering of 16.0 million units of limited and general partner interests at $3.00 per unit. As of December 31, 1997, Kelley Oil owned 13.4 million units (83.7%) in the 1992 DDP, together with its 3.94% general partner interest. As of December 31, 1997, the 1992 DDP was indebted to Kelley Oil for loans aggregating $3.2 million ($0.5 million, net of intercompany eliminations). The Company recorded interest income on this indebtedness of $0.1 million in 1997, net of intercompany eliminations.

        REIMBURSEMENTS FROM AFFILIATED PROGRAMS. The Company is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, aggregated $1.6 million, $0.2 million and $0.1 million in 1995, 1996 and 1997, respectively.

        INTEREST ON DDP COMMITMENTS. During 1995, 1996 and 1997, the Company paid or accrued interest at a market rate in the amounts, net of intercompany elimination, of $229,000, $91,000 and $11,000, respectively, on deferred subscription commitments to DDPs.

        ADVISORY FEES. During 1996 and 1997, pursuant to an agreement dated January 23, 1996, the Company paid Bessemer Partners & Co., an affiliate of the majority stockholder of Contour Production Company L.P., a financial advisory fee of $2.5 million and $0.5 million, respectively for advisory services. The Company is obligated to pay an additional advisory fee of $500,000 in 1998.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

        SIGNIFICANT CUSTOMERS. Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. During 1997, natural gas sales to two purchasers accounted for approximately 90% of the Company's total sales. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

        LITIGATION. As previously disclosed, following Kelley Oil's announcement of the initial proposal for the Consolidation in August 1994, four separate lawsuits were filed against Kelley Oil and its directors relating to the Consolidation. In November 1994, Kelley Oil entered into a memorandum of understanding with the plaintiffs in three of the lawsuits, providing for a proposed settlement based on a revised Consolidation proposal negotiated by a special committee of Kelley Oil's non-management directors and the settling plaintiffs. A stipulation and agreement of compromise, settlement and release reflecting the terms of the proposed settlement was filed in the United States District Court for the Southern District of Texas on November 23, 1994. At a hearing held on the same date, the court approved the Consolidation of all four lawsuits and the certification of a Unitholder class requested by the settling parties. On March 3, 1995, following a hearing on the fairness of the settlement, the court entered a final order approving the settlement, dismissing the consolidated lawsuits with prejudice and reducing the award of attorneys' fees and disbursements contemplated by the stipulation to $1.5 million, plus interest from March 3, 1995 through the payment date. On April 29, 1997, the U.S. Court of Appeals for the Fifth Circuit affirmed the final judgement and order of the District Court. On August 4, 1997, the Company made a cash payment of $1.7 million which included $0.2 million of interest.

        The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial statements of the Company.

        RESTRUCTURING EXPENSES. In each of 1995 and 1996, the Company incurred restructuring expenses of $1.1 million and $4.3 million, respectively, associated primarily with staff reductions, related severance settlements and reorganization costs. Accrued expenses on the balance sheet include $3.5 million and $0.9 million at December 31, 1996 and 1997, respectively, related to the unpaid portion of these charges.

        LEASES. The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1995, 1996 and 1997 were $1.9 million, $1.3 million and $0.8 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

                                 (IN THOUSANDS)

1998.......................................................$  545
1999.......................................................   517
2000.......................................................   517
2001.......................................................   255
                                                           ------
Total......................................................$1,834
                                                           ======

        The terms of the Company's office space lease provide that the Company may terminate its rental obligation upon six months notice and incurring a maximum obligation of $0.2 million.

NOTE 9 - HEDGING ACTIVITIES

        The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The Company does not engage in speculative transactions. During 1997, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

        Through natural gas price swap agreements, approximately 65% of the Company's natural gas production for 1997 was affected by its hedging transactions at an average NYMEX quoted price of $2.35 per Mmbtu before transaction and transportation costs. As of December 31, 1997, approximately 29% of the Company's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at December 31, 1997 permit the counterparty to double the contract volume at a specified price. If this feature is exercised on all contracts outstanding at December 31, 1997, approximately 40% of the Company's anticipated natural gas production for 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. In addition, as of December 31, 1997, the Company has outstanding natural gas basis swap agreements covering approximately 34% of its anticipated natural gas production for January 1998 through September 1998. Hedging activities decreased revenues by approximately $4.2 million in 1997 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1997, the unrealized gain on the Company's existing hedging instruments for future production months in 1998 approximated $1.4 million.

        The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 10 - SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

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

                                        (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1995         1996         1997
                                                            ---------   ---------    ---------
Unevaluated properties.......... ...........................$  13,050   $   12,521   $  49,854
Properties subject to amortization..........................  287,970      338,794     463,263
                                                            ---------   ----------   ---------
Capitalized costs...........................................  301,020      351,315     513,117
Accumulated depreciation, depletion and amortization........ (173,996)    (194,367)   (221,729)
                                                            ---------   ----------   ---------
Net capitalized costs.......................................$ 127,024   $  156,948   $ 291,388
                                                            =========   ==========   =========

        COSTS INCURRED. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                        (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1995         1996         1997
                                                            ---------   ---------    ---------
Property acquisition costs:(1)
  Proved....................................................$ 126,577   $  11,594    $  73,190
  Unproved (2)..............................................   88,539       2,160       40,997
Exploration costs...........................................    9,521       5,438        9,525
Development costs...........................................   31,730      41,790       40,713
                                                            ---------   ---------    ---------
  Total costs incurred......................................$ 256,367   $  60,982    $ 164,425
                                                            =========   =========    =========

------------
    (1) - Includes assets acquired in the Consolidation aggregating $207 million for the year ended December 31, 1995.

    (2) - Includes $40 million in unproved assets acquired from SPR on December 1, 1997.

        RESERVES. The following table summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1995, 1996 and 1997. Reserves estimates contained below were prepared by H.J. Gruy & Associates,

Inc. ("Gruy"), independent petroleum engineers. See "Estimated Proved Reserves-- Uncertainties in Estimating Reserves and Future Net Cash Flows" under Items 1 and 2 of this Report.

                                   CRUDE OIL, CONDENSATE
                                  AND NATURAL GAS LIQUIDS                  NATURAL GAS
                                          (MBBLS)                            (MMCF)
                                -----------------------------     ---------------------------
                                  1995      1996       1997         1995       1996      1997
                                -------    -------    -------     -------    -------    -----
Proved developed and undeveloped reserves:
  Beginning of year............  1,236      1,387      1,466      93,612    196,273    297,634
  Revisions of previous
   estimates................... (1,324)       (89)       106     (64,027)   (30,519)    21,831
  Purchases of reserves
   in place....................  1,756         57      1,351     127,962     30,844     51,712
  Extensions and discoveries...    156        477        256      66,864    128,692     13,892
  Sale of reserves in place....   (118)      (134)        --     (10,388)    (4,190)        --
  Production...................   (319)      (232)      (226)    (17,750)   (23,466)   (30,202)
                               -------    -------    -------     -------    -------    -------
  End of year..................  1,387      1,466      2,953     196,273    297,634    354,867
                               =======    =======    =======     =======    =======    =======
Proved developed reserves
  at end of year...............  1,197        977      2,432     111,287    173,465    257,800
                               =======    =======    =======     =======    =======    =======

        STANDARDIZED MEASURE. The following table of the Standardized Measure of Discounted Future Net Cash Flows concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with Statement of Financial Accounting Standards No. 69. As prescribed by this statement, the amounts shown are based on prices and costs at the end of each period, and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for operating loss carryforwards and tax credits. A discount factor of 10% was used to reflect the timing of future net cash flow. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred throughout the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimates to be incurred in developing and producing the estimated proved oil and gas reserves, the results are not necessarily indicative of the fair market value of estimated proved reserves, and the results may not be comparable to estimates disclosed by other oil and gas producers.

                                        (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1995         1996         1997
                                                              ---------   ---------    ---------
Future cash inflows.........................................  $ 431,351   $1,099,089   $ 930,357
Future production costs.....................................    (76,021)    (113,178)   (196,048)
Future development costs....................................    (36,524)     (81,932)   (106,123)
Future income tax expenses..................................     (8,577)    (162,887)    (37,050)
                                                              ---------   ----------   ---------
  Future net cash flows.....................................    310,229      741,092     591,136
10% annual discount for estimating timing of cash flows.....   (139,177)    (307,321)   (227,249)
                                                              ---------   ----------   ---------
  Standardized measure of discounted future net cash flows..  $ 171,052   $  433,771   $ 363,887
                                                              =========   ==========   =========

        The standardized measure of discounted future net cash flows as of December 31, 1995, 1996 and 1997 was calculated using prices in effect as of those dates, which averaged $19.73, $25.18 and $16.93, respectively, per barrel of oil and $2.06, $3.66 and $2.49, respectively, per Mcf of natural gas.

        CHANGE IN STANDARDIZED MEASURE. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                        (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1995         1996        1997
                                                               --------    ---------    --------
Changes due to current year operations:
  Sales of oil and gas, net of production costs..............  $(25,207)   $ (48,307)   $(62,080)
  Sale of reserves in place..................................    (5,884)      (6,836)         --
  Extensions and discoveries.................................    62,407      192,174      21,945
  Purchases of reserves in place.............................    90,660       11,594      91,034
  Future development costs incurred..........................    10,216       24,500      21,806
Changes due to revisions in standardized variables:
  Prices and production costs................................    21,055      159,292    (243,851)
  Revisions of previous quantity estimates...................   (22,223)     (50,594)     25,345
  Revisions of purchased oil and gas properties..............   (28,199)          --          --
  Estimated future development costs.........................    17,676        3,254     (17,413)
  Income taxes...............................................      (893)     (82,831)     69,489
  Accretion of discount......................................     7,145       17,575      51,818
  Production rates (timing) and other........................   (26,541)      42,898     (27,977)
                                                               --------    ---------    --------
    Net increase (decrease)..................................   100,212      262,719     (69,884)
  Beginning of year..........................................    70,840      171,052     433,771
                                                               --------    ---------    --------
    End of year..............................................  $171,052    $ 433,771    $363,887
                                                               ========    =========    ========

        Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax. Extensions and discoveries include proved undeveloped reserves attributable to Kelley Oil's interests in drill sites assigned to DDPs but do not give effect to the Consolidation prior to 1995.

                                    PART III

ITEMS 10, 11, 12 AND 13. EXECUTIVE OFFICERS OF THE COMPANY; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, RESPECTIVELY.

        The information called for by these Items is incorporated by reference to the Company's definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act not later than April 30, 1998.

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

         3.6 Certificate of Merger of Kelley Oil & Gas Partners, Ltd. into Kelley Oil & Gas Corporation dated March 28, 1996.

         3.7 Certificate of Amendment to Certificate of Incorporation of the Registrant dated April 29, 1996.

         3.8      Bylaws of the Registrant (incorporated by reference to Exhibit
                  3.5 to the Consolidation Registration Statement).

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

         10.9 Employment Agreement dated as of March 20, 1997 with David C. Baggett (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1996).

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

         10.11 1996 Incentive Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1996).

         10.12 1997 Annual and Long-Term Incentive-Performance Plan of the Registrant.

         10.13 Purchase and Sale Agreement, dated October 21, 1997, between the Company and SCANA Petroleum Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated December 1, 1997).

         10.14 Amended and Restated Credit Agreement dated December 1, 1997 among the Company, Kelley Oil Corporation and Kelley Operating Company, Ltd., as Borrowers; Concorde Gas Marketing, Inc., Kelley Partners 1992 Development Drilling Joint Venture, Kelley Partners 1994 Development Drilling Joint Venture, Kelley Partners 1992 Development Drilling Program, and Kelley Partners 1994 Development Drilling Program, as Guarantors; Texas Commerce Bank National Association, as Agent; Chase Securities Inc., as Arranger and Syndication Agent; and certain other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated December 1, 1997).

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1996).

         23.1     Consent of Deloitte & Touche LLP.

         23.2     Consent of H.J. Gruy & Associates, Inc.

         27 Financial Data Schedule (included only in the electronic filing of this document).

    (b) REPORTS ON FORM 8-K:

    The Company filed a Current Report on Form 8-K dated October 21, 1997 and a
        Current Report on Form 8-K dated December 1, 1997, filed on December 16, 1997 and amended on February 17, 1998 and March 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                          KELLEY OIL & GAS CORPORATION

By:/s/ JOHN F. BOOKOUT    By:/s/ DAVID C. BAGGETT   By: /s/ KENNETH R. BICKETT
       John F. Bookout           David C. Baggett           Kenneth R. Bickett
   Chief Executive Officer    Senior Vice President            Controller
                          and Chief Financial Officer (Chief Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 27th day of March, 1998 by the following persons in their capacity as directors of the Registrant.

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