Form 10-K/A
period 1997-12-31
KELLEY OIL & GAS CORP
filed 1998-04-24
CIK 930529

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                ON WHICH REGISTERED
      8 1/2% Convertible Subordinated          American Stock Exchange
            Debentures due 2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                        ON WHICH REGISTERED
                Common Stock                             NASDAQ National Market
$2.625 Convertible Exchangeable Preferred Stock          NASDAQ National Market

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

Kelley Oil & Gas Corporation ("KOGC") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997. The purpose of this amended Report is to conform the electronic filing of the Signatures page to the manually signed Signature page maintained by KOGC.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                                 KELLEY OIL & GAS CORPORATION

By:/s/ JOHN F. BOOKOUT      By:/s/ DAVID C. BAGGETT    By:/s/ KENNETH R. BICKETT
      John F. Bookout             David C. Baggett           Kenneth R. Bickett
    Chief Executive Officer      Senior Vice President           Controller
                            and Chief Financial Officer     (Chief Accounting
                                                                 Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 27th day of March, 1998 by the following persons in their capacity as directors of the Registrant.

         /s/ JOHN F. BOOKOUT                            /s/ ADAM P. GODFREY
           John F. Bookout                                Adam P. Godfrey

      /s/ JOHN J. CONKLIN, JR.                         /s/ WILLIAM J. MURRAY
        John J. Conklin, Jr.                             William J. Murray

        /s/ RALPH P. DAVIDSON                           /s/OGDEN M. PHIPPS
          Ralph P. Davidson                               Ogden M. Phipps

                                /s/ WARD W. WOODS
                                  Ward W. Woods