Form 10-Q
period 1998-03-31
KELLEY OIL & GAS CORP
filed 1998-05-12
CIK 930529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1998              COMMISSION FILE NO. 0-25214


                          KELLEY OIL & GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                            76-0447267
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


            601 JEFFERSON
             SUITE 1100
            HOUSTON, TEXAS                                       77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


       Registrant's telephone number, including area code: (713) 652-5200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              TITLE OF CLASS                 OUTSTANDING AT APRIL 15, 1998

              Common Stock                        125,709,593

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION..............................................................................  PAGE
   Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998 (unaudited).......................   2

   Consolidated Statements of Income (Loss) for the three months ended
     March 31, 1997 and 1998 (unaudited)....................................................................   3

   Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and 1998 (unaudited)....................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Management's Discussion and Analysis of Financial Condition and Results of Operations....................   7

Part II.  Other Information.................................................................................  10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            DECEMBER 31,     MARCH 31,
                                                                                                1997           1998
                                                                                            ------------    ----------
                                                                                                           (UNAUDITED)
ASSETS:
   Cash and cash equivalents............................................................     $     162      $      40
   Accounts receivable .................................................................        24,566         23,354
   Accounts receivable - drilling programs .............................................           718            652
   Prepaid expenses and other current assets ...........................................         1,412          2,014
                                                                                             ---------      ---------
     Total current assets ..............................................................        26,858         26,060
                                                                                             ---------      ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net ..........................................................        49,854         49,783
     Properties subject to amortization ................................................       463,263        474,078
   Pipelines and other transportation assets, at cost ..................................         4,690          1,582
   Furniture, fixtures and equipment ...................................................         2,969          3,055
                                                                                             ---------      ---------
                                                                                               520,776        528,498
   Less:  Accumulated depreciation, depletion and amortization .........................      (227,163)      (234,999)
                                                                                             ---------      ---------
     Total property and equipment, net .................................................       293,613        293,499
                                                                                             ---------      ---------
   Other non-current assets, net .......................................................         2,131          1,718
                                                                                             ---------      ---------
     Total assets.......................................................................     $ 322,602      $ 321,277
                                                                                             =========      =========

LIABILITIES:
   Accounts payable and accrued expenses................................................     $  41,474      $  40,901
   Accounts payable - drilling programs ................................................           566            550
                                                                                             ---------      ---------
     Total current liabilities .........................................................        42,040         41,451
                                                                                             ---------      ---------
   Long term debt ......................................................................       286,183        290,269
                                                                                             ---------      ---------
     Total liabilities .................................................................       328,223        331,720
                                                                                             ---------      ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 20,000,000 shares authorized at December
     31, 1997 and March 31, 1998; 1,745,443 shares issued and outstanding at
     December 31, 1997 and March 31, 1998 (liquidation value at December 31,
     1997 and March 31, 1998 of $48,977 and $50,122, respectively) .....................         2,618          2,618
   Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 1997 and March 31, 1998; 125,709,093 and 125,709,593 shares issued and outstanding
     at December 31, 1997 and March 31, 1998, respectively .............................         1,257          1,257
   Additional paid-in capital ..........................................................       300,367        300,368
   Accumulated deficit .................................................................      (309,863)      (314,686)
                                                                                             ---------      ---------
     Total stockholders' deficit .......................................................        (5,621)       (10,443)
                                                                                             ---------      ---------
   Total liabilities and stockholders' deficit..........................................     $ 322,602      $ 321,277
                                                                                             =========      =========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                               1997            1998
                                                                                           ----------      ----------
REVENUES:
   Oil and gas revenues...............................................................      $  18,947      $  23,047
   Interest and other income ..........................................................           163             24
                                                                                            ---------      ---------
   Total revenues .....................................................................        19,110         23,071
                                                                                            ---------      ---------

COSTS AND EXPENSES:
   Production expenses ................................................................         2,370          4,898
   Exploration expenses ...............................................................         1,049          2,051
   General and administrative expenses ................................................         2,180          1,909
   Interest and other debt expenses ...................................................         5,828          8,092
   Depreciation, depletion and amortization ...........................................         5,980         10,944
                                                                                            ---------      ---------
   Total expenses .....................................................................        17,407         27,894
                                                                                            ---------      ---------

Income (loss) before income taxes .....................................................         1,703         (4,823)
   Income taxes .......................................................................          --             --
                                                                                            ---------      ---------
Net income (loss) .....................................................................         1,703         (4,823)
   Less: cumulative preferred stock dividends .........................................        (1,145)        (1,145)
                                                                                            ---------      ---------
Net income (loss) applicable to common stock..........................................      $     558      $  (5,968)
                                                                                            =========      =========

Net income (loss) per common share....................................................      $     .01      $    (.05)
                                                                                            =========      =========

Average common shares outstanding .....................................................       100,162        125,710


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                               1997            1998
                                                                                           ----------      ----------
OPERATING ACTIVITIES:
   Net income (loss)..................................................................      $  1,703      $ (4,823)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .........................................        5,980        10,944
     Exploration expenses .............................................................        1,049         2,051
     Accretion and amortization of debt expenses ......................................        1,064         1,394
   Changes in operating assets and liabilities:
     Decrease in accounts receivable ..................................................        5,383         1,278
     Increase in prepaid expenses and other current assets ............................         (512)         (602)
     Decrease (increase) in other non-current assets ..................................         (186)           33
     Increase (decrease) in accounts payable and accrued expenses .....................        3,627          (589)
                                                                                            --------      --------
   Net cash provided by operating activities ..........................................       18,108         9,686
                                                                                            --------      --------

INVESTING ACTIVITIES:
   Capital expenditures ...............................................................      (12,108)      (12,881)
                                                                                            --------      --------

   Net cash used in investing activities ..............................................      (12,108)      (12,881)
                                                                                            --------      --------

FINANCING ACTIVITIES:
   Proceeds from long term borrowings .................................................        4,000        34,100
   Principal payments on long term borrowings .........................................      (13,500)      (30,800)
   Proceeds from sale of common stock, net ............................................            3             1
   Redemption of subordinated notes ...................................................         --            (228)
                                                                                            --------      --------
   Net cash provided by (used in) financing activities ................................       (9,497)        3,073
                                                                                            --------      --------
Decrease in cash and cash equivalents .................................................       (3,497)         (122)
Cash and cash equivalents, beginning of period ........................................        4,070           162
                                                                                            --------      --------
Cash and cash equivalents, end of period..............................................      $    573      $     40
                                                                                            ========      ========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Kelley Oil & Gas Corporation (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of March 31, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

NOTE 2 - REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES

         Under the Indenture for the Company's 7 7/8% Convertible Subordinated Notes due 1999, as amended ("the 7 7/8% Notes"), a "Change of Control" is defined to occur if, among other things, any person becomes the beneficial owner of securities representing 50% or more of the equity interests in the Company. With the purchase by Contour Production Company L.L.C. ("Contour") of 27 million shares of the Company's Common Stock on December 1, 1997, each holder of 7 7/8% Notes was afforded the right, at the holder's option, subject to terms and conditions of the Indenture, to require the Company to redeem all or any part of the holder's notes on January 22, 1998 at a specified cash price. In January 1998, holders redeemed $0.2 million of the 7 7/8% Notes under the Change of Control provision. The face value outstanding at March 31, 1998 of the 7 7/8% Notes is $34.1 million.

NOTE 3 - BANK CREDIT FACILITIES

         The Company's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, on December 1, 2000 (the "Credit Facility"). Borrowings under the Credit Facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. The borrowing base at December 31, 1997 and March 31, 1998 was $138.0 million, including an overadvance of $23.0 million. The conforming borrowing base was increased from $115 million to $125 million and the overadvance reduced to $13.0 million effective April 13, 1998. At the time of the next borrowing base determination, which is expected to be no earlier than November 1, 1998, this overadvance is scheduled to be excluded from the borrowing base. At March 31, 1998, $114.6 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility.

         At December 31, 1997, the Credit Facility also provided a $32.3 million term loan for use by the Company in the event that holders of the 7 7/8% Notes exercised their redemption right that occurred in connection with the exercise by Contour of its option to purchase additional common shares of the Company, which was terminated without being used on January 23, 1998.

NOTE 4 - PREFERRED STOCK

          As of March 31, 1998, $5.7 million in dividends were in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock"). On April 14, 1998, the Company announced that a dividend on its Preferred Stock of $2.625 per share (approximately $4.6 million) would be paid on April 30, 1998. Future dividends on the Preferred Stock are restricted under the Credit Facility.

NOTE 5 - ACQUISITION OF OIL AND GAS PROPERTIES

         On December 1, 1997, the Company purchased from SCANA Petroleum Resources, Inc. ("SPR") substantially all of SPR's oil and gas properties, including its exploratory leasehold interests and associated obligations, in exchange for approximately $110 million ("SPR Acquisition"), subject to adjustment as provided by the Purchase and Sale Agreement between the Company and SPR. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets acquired based on estimated fair values at the date of acquisition. The operating results of the assets acquired from SPR have been included in the Company's Statements of Income (Loss) since December 1, 1997. The pro forma information shown below adjusts the historical results of the Company to reflect the revenues and direct operating expenses of the producing properties acquired from SPR, assuming that the acquisition occurred at the beginning of 1997. The pro forma information also contains adjustments for additional interest expense to finance the acquisition, depreciation, depletion and amortization based on assigned fair values to the assets acquired and general and administrative expenses incurred from hiring additional employees. The unaudited pro forma financial data should not be viewed as being indicative of financial results that would have occurred had the SPR Acquisition occurred on January 1, 1997, nor as indicative of operations in future periods.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               (UNAUDITED)
                                                              ------------
                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                                  1997
                                                              ------------
Revenues.....................................................$    33,507
Net income...................................................      3,851
Net income per common share..................................       0.02

NOTE 6 - EARNINGS PER SHARE

         In 1997, the Company implemented the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires restatement for all prior-period EPS data presented, including interim periods. The net income
(loss) per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the three months ended March 31, 1997 and 1998, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities which could impact EPS in the future include stock options granted to employees to purchase 5.3 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 2.4 million and 1.4 million common shares, respectively, and the Preferred Stock which can be converted into
6.1 million common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. During the first three months of 1998, the Company used price and basis swap agreements. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 29% of the Company's natural gas production for the first quarter of 1998 was affected by its hedging transactions at an average NYMEX quoted price of $2.38 per Mmbtu before transaction and transportation costs. Hedging activities increased revenues by approximately $0.6 million in the first quarter of 1998 as compared to estimated revenues had no hedging activities been conducted. As of March 31, 1998, approximately 31% of the Company's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.27 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at March 31, 1998 grant the counterparty the option to double the contract volume at a specified price. If this option is exercised on all contracts outstanding at March 31, 1998, approximately 47% of the Company's anticipated natural gas production for April 1998 through December 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.29 per Mmbtu before transaction and transportation costs. In addition, as of March 31, 1998, the Company had outstanding natural gas basis swap agreements covering approximately 51% of its anticipated natural gas production for April 1998 through September 1998. At March 31, 1998, the unrealized loss of the Company's existing hedging instruments for future production months in 1998 approximated $4.1 million. The unrealized loss would be $6.8 million assuming that counterparties exercise their option to double the contract volume where allowed, as discussed above.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company's oil and natural gas operations for the periods indicated.


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                        -------------------
                                                                                          1997       1998
                                                                                        ---------  --------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ......................................         47            102
   Natural gas (Mmcf) .............................................................      7,076         10,165
   Natural gas equivalent (Mmcfe) .................................................      7,358         10,777

AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hydrocarbons (per Bbl).....................................    $ 21.25       $  14.26
   Natural gas (per Mcf) ..........................................................       2.45           2.12
   Natural gas equivalent (per Mcfe) ..............................................       2.49           2.13

COST PER MCFE:
   Lifting costs...................................................................    $   .22       $    .34
   Severance and ad valorem taxes .................................................        .11            .12
   General and administrative expenses ............................................        .30            .18
   Depreciation, depletion and amortization (oil and gas activities) ..............        .80           1.00
   Interest expense, excluding accretion and amortization .........................        .65            .62

         The Company's oil and gas revenues of $23.0 million for the first quarter of 1998 increased 22% compared to $18.9 million in the same period of 1997 primarily as a result of an increase in gas production (44%) and oil production (117%), partially offset by decreases in gas prices (13%) and oil prices (33%).

         Production expenses for the first quarter of 1998 increased 104% to $4.9 million from $2.4 million in the same period last year, resulting primarily from properties acquired during the fourth quarter of 1997. Higher cost production from the acquired Gulf of Mexico properties resulted in a 55% increase in lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the first quarter of 1998 to $0.34, when compared to the same period in 1997.

         Exploration expenses totaled $2.1 million in the first quarter of 1998 and $1.0 million in the corresponding period of 1997, an increase of 110%, due to dry hole expenses of $0.7 million, increased seismic expenditures and allocated overhead, partially offset by lower lease rental expenses.

         General and administrative ("G&A") expenses of $1.9 million in the first quarter of 1998 decreased 14% compared to $2.2 million in the corresponding period last year, reflecting the Company's cost containment efforts. On a unit basis, G&A expenses were $0.18 per Mcfe in the first quarter of 1998 compared to $0.30 per Mcfe in the corresponding quarter of 1997 primarily reflecting higher production levels in the current period without a corresponding increase in G&A expenses.

         Interest and other debt expenses of $8.1 million in the first quarter of 1998 increased 40% from $5.8 million in the same period of 1997. The increase in interest expense resulted primarily from higher average debt levels during the current period. In addition to its 1998 interest expense of $6.7 million, the Company recorded non-cash charges in the first quarter of 1998 of $0.6 million for amortization of debt issuance costs, $0.3 million for accretion of note discount and $0.5 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expense increased 82% from $6.0 million in the first quarter of 1997 to $10.9 million in the current period, primarily as a result of higher first quarter 1998 production and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in the first quarter 1997 to $1.00 per Mcfe in the current period.

         The Company recognized a net loss of $4.8 million in the first quarter of 1998 and net income of $1.7 million in the same period last year. The reasons for the decline in earnings are described in the foregoing discussion.

         The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by operating activities, before working capital adjustments, during the first three months of 1998 aggregated $9.6 million. Funds used in investing activities were comprised of capital expenditures of $12.9 million. Funds provided by financing activities were comprised of net principal borrowings of $3.3 million on the bank credit facility, partially offset by a cash outlay of $0.2 million for the partial redemption of the 7 7/8% Convertible Subordinated Notes. As a result of these activities, cash and cash equivalents decreased from $0.2 million at December 31, 1997 to $40,000 as of March 31, 1998. As of March 31, 1998, the Company had a working capital deficit of $15.4 million, compared to a working capital deficit of $15.2 million at the end of 1997. The balance of the working capital deficit will be funded through operations and/or bank borrowings.

         Capital Resources. The Company's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, on December 1, 2000 (the "Credit Facility"). Borrowings under the Credit Facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. The borrowing base at December 31, 1997 and March 31, 1998 was $138.0 million, including an overadvance of $23.0 million. The conforming borrowing base was increased from $115.0 million to $125.0 million and the overadvance reduced to $13.0 million effective April 13, 1998. At the time of the next borrowing base determination, which is expected to be no earlier than November 1, 1998, this overadvance is scheduled to be excluded from the borrowing base. At March 31, 1998, $114.6 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility.

         At March 31, 1998, the Company had $301.0 million face amount of debt outstanding, requiring $26.5 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $50.1 million at March 31, 1998, including dividend arrearages. On April 14, 1998, the Company announced that a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million) would be paid on April 30, 1998. The Company has not declared the quarterly dividend of $0.65625 for February 1, 1998, aggregating approximately $1.1 million. Further dividends are restricted under the Credit Facility.

         Capital Commitments. The Company's 1998 capital expenditure budget provides for $31 million to be expended on development drilling primarily in north Louisiana and $31 million to be expended on exploratory prospects primarily in south Louisiana, the shallow waters of the Gulf of Mexico, Texas and New Mexico. In the first three months of 1998, the Company participated in drilling 15 gross (7.9 net) wells, of which 12 gross (6.6 net) wells were completed and 3 gross (1.3 net) wells were dry. The 1998 drilling performance reflects lower risk operations in north Louisiana and exploratory successes in south Louisiana. As of the end of the quarter, the Company was participating in the drilling/completing of 8 gross (3.3 net) wells.

         The Company has planned in 1998 to fund its debt service obligations, capital expenditure requirements and working capital needs through cash flows from operations and borrowings under the Credit Facility. The Company's plans are predicated on cash flow assumptions utilizing commodity prices in the range realized in 1997. Material increases or decreases in natural gas prices, which are highly volatile, will impact the Company's cash flows and the level of its 1998 capital program.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 11 and 12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.

                           PART II. OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of March 31, 1998, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $5.7 million. On April 14, 1998, the Company announced that a dividend of $2.625 per share applicable to dividends for 1997 on its Preferred Stock to stockholders of record as of April 24, 1998, would be paid April 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
               27          Financial Data Schedule (included only in the
                           electronic filing of this document).

         (b) Reports on Form 8-K:

             During the first quarter of 1998, the Company filed on February 17, 1998, Amendment No. 1 to its Current Report on Form 8-K dated December 1, 1997 and on March 30, 1998 filed Amendment No. 2 to its Current Report on Form 8-K dated December 1, 1997.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KELLEY OIL & GAS CORPORATION



Date: May 8, 1998                     By: /s/  David C. Baggett
                                          ------------------------------
                                               David C. Baggett
                                          Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer)
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
               27          Financial Data Schedule (included only in the
                           electronic filing of this document).