Form 10-Q
period 1998-06-30
KELLEY OIL & GAS CORP
filed 1998-08-14
CIK 930529

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998                COMMISSION FILE NO. 0-25214


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       TITLE OF CLASS                           OUTSTANDING AT JULY 31, 1998

        Common Stock                                     125,749,593
===============================================================================

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
  Consolidated Balance Sheets as of December 31, 1997 and
    June 30, 1998 (unaudited)   . . . . . . . . . . . . . . . . . . . . .   2

  Consolidated Statements of Income (Loss) for the three months and
    six months ended June 30, 1997 and 1998 (unaudited)  . . . . . . . .    3

  Consolidated Statements of Cash Flows for the six months ended
    June 30, 1997 and 1998 (unaudited) . . . . . . . . . . . . . . . . .    4

  Notes to Consolidated Financial Statements (unaudited)   . . . . . . .    5

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .   12

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .   16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,       JUNE 30,
                                                                                       1997             1998
                                                                                    ----------       ----------
                                                                                                     (UNAUDITED)
ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .   $     162        $      97
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,566           22,419
  Accounts receivable - drilling programs   . . . . . . . . . . . . . . . . . . .         718              634
  Prepaid expenses and other current assets   . . . . . . . . . . . . . . . . . .       1,412            1,698
                                                                                    ---------        ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,858           24,848
                                                                                    ---------        ---------
  Oil and gas properties, successful efforts method:
    Unproved properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      49,854           49,706
    Properties subject to amortization  . . . . . . . . . . . . . . . . . . . . .     463,263          485,464
  Pipelines and other transportation assets, at cost    . . . . . . . . . . . . .       4,690            1,582
  Furniture, fixtures and equipment   . . . . . . . . . . . . . . . . . . . . . .       2,969            3,218
                                                                                    ---------        ---------
                                                                                      520,776          539,970
  Less:  Accumulated depreciation, depletion and amortization   . . . . . . . . .    (227,163)        (245,241)
                                                                                    ---------        ---------
    Total property and equipment, net   . . . . . . . . . . . . . . . . . . . . .     293,613          294,729
                                                                                    ---------        ---------
  Other non-current assets, net   . . . . . . . . . . . . . . . . . . . . . . . .       2,131            1,684
                                                                                    ---------        ---------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 322,602        $ 321,261
                                                                                    =========        =========

LIABILITIES:
  Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . . .   $  41,474        $  38,915
  Accounts payable - drilling programs  . . . . . . . . . . . . . . . . . . . . .         566              401
                                                                                    ---------        ---------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .      42,040           39,316
                                                                                    ---------        ---------
  Long term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     286,183          306,366
                                                                                    ---------        ---------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     328,223          345,682
                                                                                    ---------        ---------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value, 20,000,000 shares authorized at December 31, 1997 and June 30, 1998; 1,745,443 shares issued and outstanding at December 31, 1997 and June 30, 1998 (liquidation value at December 31, 1997 and June 30, 1998
    of $48,977 and $46,686, respectively)   . . . . . . . . . . . . . . . . . . .       2,618            2,618
  Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 1997 and June 30, 1998; 125,709,093 and 125,749,593 shares issued and outstanding at
    December 31, 1997 and June 30, 1998, respectively   . . . . . . . . . . . . .       1,257            1,258
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .     300,367          300,404
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (309,863)        (328,701)
                                                                                    ---------        ---------
Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,621)         (24,421)
                                                                                    ---------        ---------
Total liabilities and stockholders' deficit . . . . . . . . . . . . . . . . . . .   $ 322,602        $ 321,261
                                                                                    =========        =========

See Notes to Consolidated Financial Statements.

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------   ---------------------------
                                                          1997            1998            1997           1998
                                                       ----------     -----------    -----------     -----------
REVENUES:
  Oil and gas revenues  . . . . . . . . . . . . . . .  $   16,178     $   21,162      $   35,125     $  44,209
  Interest and other income   . . . . . . . . . . . .          71             42             234            66
                                                       ----------     ----------      ----------     ---------
  Total revenues  . . . . . . . . . . . . . . . . . .      16,249         21,204          35,359        44,275
                                                       ----------     ----------      ----------     ---------

EXPENSES:
  Production expenses   . . . . . . . . . . . . . . .       2,561          5,846           4,931        10,744
  Exploration expenses  . . . . . . . . . . . . . . .         833          4,618           1,882         6,669
  General and administrative expenses   . . . . . . .       1,807          1,708           3,987         3,617
  Interest and other debt expenses  . . . . . . . . .       6,211          8,223          12,039        16,315
  Depreciation, depletion and amortization  . . . . .       6,085         10,242          12,065        21,186
                                                       ----------     ----------      ----------     ---------
  Total expenses  . . . . . . . . . . . . . . . . . .      17,497         30,637          34,904        58,531
                                                       ----------     ----------      ----------     ---------

Income (loss) before income taxes . . . . . . . . . .      (1,248)        (9,433)            455       (14,256)
Income taxes  . . . . . . . . . . . . . . . . . . . .          --             --              --            --
                                                       ----------     ----------      ----------     ---------
Net income (loss) . . . . . . . . . . . . . . . . . .      (1,248)        (9,433)            455       (14,256)
  Less: cumulative preferred stock dividends  . . . .      (1,146)        (1,146)         (2,291)       (2,291)
                                                       -----------    ----------      ----------     ---------
Net loss applicable to common stock . . . . . . . . .  $   (2,394)    $  (10,579)     $   (1,836)    $ (16,547)
                                                       ==========     ==========      ==========     =========

Net loss per common share . . . . . . . . . . . . . .  $     (.02)    $     (.08)     $     (.02)    $    (.13)
                                                       ==========     ==========      ==========     ==========

Average common shares outstanding . . . . . . . . . .      98,338        125,741          98,316        125,725


See Notes to Consolidated Financial Statements.

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------
                                                                                      1997              1998
                                                                                   ---------         ----------
OPERATING ACTIVITIES:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     455         $ (14,256)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . . .     12,065            21,186
    Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,882             6,669
    Accretion and amortization of debt expenses   . . . . . . . . . . . . . . . .      2,128             2,612
  Changes in operating assets and liabilities:
    Decrease in accounts receivable   . . . . . . . . . . . . . . . . . . . . . .      5,912             2,231
    Decrease (increase) in prepaid expenses and other current assets  . . . . . .        119              (286)
    Increase in other non-current assets  . . . . . . . . . . . . . . . . . . . .       (330)             (150)
    Decrease in accounts payable and accrued expenses   . . . . . . . . . . . . .     (5,868)           (2,724)
                                                                                   ---------         ---------
  Net cash provided by operating activities   . . . . . . . . . . . . . . . . . .     16,363            15,282
                                                                                   ---------         ---------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (23,974)          (28,971)
                                                                                   ---------         ---------
  Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . .    (23,974)          (28,971)
                                                                                   ---------         ---------

FINANCING ACTIVITIES:
  Proceeds from long term borrowings  . . . . . . . . . . . . . . . . . . . . . .     42,000            79,100
  Principal payments on long term borrowings  . . . . . . . . . . . . . . . . . .    (34,000)          (90,400)
  Proceeds from sale of common stock, net   . . . . . . . . . . . . . . . . . . .        203                38
  Proceeds from sale of notes, net  . . . . . . . . . . . . . . . . . . . . . . .         --            29,696
  Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . .     (4,582)           (4,582)
  Redemption of subordinated notes  . . . . . . . . . . . . . . . . . . . . . . .         --              (228)
                                                                                   ---------         ---------
  Net cash provided by financing activities   . . . . . . . . . . . . . . . . . .      3,621            13,624
                                                                                   ---------         ---------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     (3,990)              (65)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . .      4,070               162
                                                                                   ---------         ---------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . .  $      80         $      97
                                                                                   =========         =========


See Notes to Consolidated Financial Statements.

                 KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Kelley Oil & Gas Corporation (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of June 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

NOTE 2 - LONG TERM DEBT

         10 3/8% Senior Subordinated Notes. In May 1998, the Company sold $30.0 million principal amount of the Company's 10 3/8% Senior Subordinated Notes due 2006, Series C ("Series C Notes") at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Company's bank credit facility ("Credit Facility"). The Series C Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining ratably from 105.19% on October 15, 2001 to 100% at October 15, 2003 and thereafter. The Company may redeem up to 35% of the original principal amount of the Series C Notes before October 15, 1999 at 110.38% with the proceeds of an equity offering (provided that either at least $18.0 million aggregate principal amount of such notes remains outstanding or such redemption retires such notes in their entirety). The Series C Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holders of the Series C Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined. Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company, Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Series C Notes.

          The Series C Notes were sold pursuant to Rule 144A of the Securities Act of 1933. The Indenture for the Series C Notes requires the Company to use its best efforts to register under the Securities Act notes identical in terms to the Series C Notes ("Exchange Notes"). Upon the registration statement being declared effective, the Company will offer to exchange the Series C Notes for the Exchange Notes.

         Bank Credit Facility. On July 24, 1998, the Company sold its entire interest in the Waskom field in Harrison County, Texas for the total consideration of $17.4 million. As a result of the sale of these properties, effective on the sale date, the Company's borrowing base under the Credit Facility was reduced by $8.0 million. The proceeds from the sale were used to reduce outstanding borrowings under the Credit Facility.

NOTE 3 - PREFERRED STOCK

          As of June 30, 1998, $2.3 million in dividends were in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock"). The Company paid a dividend on its Preferred Stock of $2.625 per share (approximately $4.6 million) on April 30, 1998. Future dividends on the Preferred Stock are restricted under the Credit Facility.

NOTE 4 - DERIVATIVE AND HEDGE ACCOUNTING

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

         SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       (UNAUDITED)
                                               ----------------------------
                                              THREE MONTHS      SIX MONTHS
                                                  ENDED            ENDED
                                                JUNE 30,         JUNE 30,
                                                  1997             1997
                                               -----------      -----------
Revenues  . . . . . . . . . . . . . . . . . .  $   24,151       $   57,659
Net income (loss)   . . . . . . . . . . . . .      (3,321)             530
Net loss per common share . . . . . . . . . .        (.04)            (.01)

NOTE 6 - EARNINGS PER SHARE

         In 1997, the Company implemented the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires restatement for all prior-period EPS data presented, including interim periods. The net income (loss) per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the six months ended June 30, 1997 and 1998, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities outstanding at June 30, 1998 that could impact EPS in the future include stock options granted to employees to purchase 5.3 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 2.4 million and 1.4 million common shares, respectively, and the Preferred Stock which can be converted into 6.1 million common shares.

NOTE 7 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B and Series C 10 3/8% Senior Subordinated Notes due 2006. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1997 and June 30, 1998, consolidating condensed statements of income (loss) for the three months and six months ended June 30, 1997 and 1998, and consolidating condensed statements of cash flows for the six months ended June 30, 1997 and 1998.

         2. Kelley Oil & Gas Corporation (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                               DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
ASSETS:
  Current assets  . . . . . . . . . . . .  $  427,445    $   212,780    $  18,926    $  (632,293)   $   26,858
  Property and equipment, net   . . . . .          --        276,744       17,698           (829)      293,613
  Other non-current assets, net   . . . .    (141,957)        24,418           --        119,670         2,131
                                           ----------    -----------    ---------    -----------    ----------
    Total assets  . . . . . . . . . . . .  $  285,488    $   513,942    $  36,624    $  (513,452)   $  322,602
                                           ==========    ===========    =========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
  Current liabilities   . . . . . . . . .  $    4,926    $   657,128    $  12,279    $  (632,293)   $   42,040
  Long term debt  . . . . . . . . . . . .     286,183             --           --             --       286,183
  Stockholders' deficit   . . . . . . . .      (5,621)      (143,186)      24,345        118,841        (5,621)
                                           ----------    -----------    ---------    -----------    ----------
    Total liabilities and
        stockholders' deficit   . . . . .  $  285,488    $   513,942    $  36,624    $  (513,452)   $  322,602
                                           ==========    ===========    =========    ===========    ==========

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                 JUNE 30, 1998

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
ASSETS:
  Current assets  . . . . . . . . . . . .  $  426,742    $   210,629    $  13,041    $  (625,564)   $   24,848
  Property and equipment, net   . . . . .          --        278,401       16,306             22       294,729
  Other non-current assets, net   . . . .    (139,994)        21,857           --        119,821         1,684
                                           -----------   -----------    ---------    -----------    ----------
    Total assets  . . . . . . . . . . . .  $  286,748    $   510,887    $  29,347    $  (505,721)   $  321,261
                                           ==========    ===========    =========    ============   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
  Current liabilities   . . . . . . . . .  $    4,803    $   652,558    $   7,519    $  (625,564)   $   39,316
  Long term debt  . . . . . . . . . . . .     306,366             --           --             --       306,366
  Stockholders' deficit   . . . . . . . .     (24,421)      (141,671)      21,828        119,843       (24,421)
                                           -----------   ------------   ---------    -----------    ------------
    Total liabilities and
        stockholders' deficit   . . . . .  $  286,748    $   510,887    $  29,347    $  (505,721)   $  321,261
                                           ==========    ===========    =========    ============   ===========


                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
  Revenues  . . . . . . . . . . . . . . .  $       --    $    11,859    $   4,467    $       (77)   $    16,249
  Expenses  . . . . . . . . . . . . . . .      (6,685)        (7,665)      (3,031)          (116)       (17,497)
  Equity in earnings of subsidiaries  . .       5,437          1,436           --         (6,873)            --
                                           ----------    -----------    ---------    -----------    -----------
    Net income (loss)   . . . . . . . . .  $   (1,248)   $     5,630    $   1,436    $    (7,066)   $    (1,248)
                                           ==========    ===========    =========    ===========    ===========

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
  Revenues  . . . . . . . . . . . . . . .  $       --    $    18,621    $   2,645    $       (62)   $   21,204
  Expenses  . . . . . . . . . . . . . . .      (8,342)       (21,217)      (1,814)           736       (30,637)
  Equity in earnings (loss) of
    subsidiaries  . . . . . . . . . . . .      (1,091)           831          --             260          --
                                           ----------    -----------    ---------    -----------    ----------
    Net income (loss)   . . . . . . . . .  $   (9,433)   $    (1,765)   $     831    $       934    $   (9,433)
                                           ===========   ============   =========    ===========    ==========



                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
  Revenues  . . . . . . . . . . . . . . .  $       --    $    24,983    $  10,676    $      (300)   $   35,359
  Expenses  . . . . . . . . . . . . . . .     (13,064)       (15,457)      (6,186)          (197)      (34,904)
  Equity in earnings of subsidiaries  . .      13,519          4,490           --        (18,009)           --
                                           ----------    -----------    ---------    -----------    ----------
    Net income  . . . . . . . . . . . . .  $      455    $    14,016    $   4,490    $   (18,506)   $      455
                                           ==========    ===========    =========    ===========    ==========



                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
  Revenues  . . . . . . . . . . . . . . .  $      (18)   $    38,583    $   5,839    $      (129)   $   44,275
  Expenses  . . . . . . . . . . . . . . .     (16,602)       (39,157)      (3,754)           982       (58,531)
  Equity in earnings of subsidiaries  . .       2,364          2,085           --         (4,449)           --
                                           ----------    -----------    ---------    ------------   ----------
    Net income (loss)   . . . . . . . . .  $  (14,256)   $     1,511    $   2,085    $    (3,596)   $  (14,256)
                                           ==========    ===========    =========    ===========    ==========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . .  $      455    $    14,016    $   4,490    $  (18,506)    $      455
  Non-cash income adjustments   . . . . .     (11,391)         5,989        2,971        18,506         16,075
  Changes in operating assets
    and liabilities   . . . . . . . . . .       7,292         (2,504)      (4,955)           --           (167)
                                           ----------    -----------    ---------    ----------     ----------
Net cash provided by (used in)
  operating activities  . . . . . . . . .      (3,644)        17,501        2,506            --         16,363
                                           -----------   -----------    ---------    ----------     ----------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . .          --        (22,892)      (1,082)           --        (23,974)
  Capital contributed to partnerships   .          --         (5,819)          --         5,819             --
  Distributions from partnerships   . . .          --          8,408           --        (8,408)            --
                                           ----------    -----------    ---------    ----------     ----------
Net cash used in investing activities . .          --        (20,303)      (1,082)       (2,589)       (23,974)
                                           ----------    -----------    ---------    ----------     ----------

FINANCING ACTIVITIES:
  Net proceeds on long term borrowings  .       8,000             --           --            --          8,000
  Proceeds from sale of common stock, net         203             --           --            --            203
  Distributions to partners   . . . . . .          --             --       (8,408)        8,408             --
  Capital contributed by partners   . . .          --             --        5,819        (5,819)            --
  Dividends on preferred stock  . . . . .      (4,582)            --           --            --         (4,582)
                                           -----------   -----------    ---------    ----------     ----------
Net cash provided by (used in) financing
  activities  . . . . . . . . . . . . . .       3,621             --       (2,589)        2,589          3,621
                                           ----------    -----------    ----------   ----------     ----------
Decrease in cash and cash equivalents . .         (23)        (2,802)      (1,165)           --         (3,990)
Cash and cash equivalents,
  beginning of period   . . . . . . . . .          58          2,804        1,208            --          4,070
                                           ----------    -----------    ---------    ----------     ----------
Cash and cash equivalents,
  end of period   . . . . . . . . . . . .  $       35    $         2    $      43    $       --     $       80
                                           ==========    ===========    =========    ==========     ==========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           COMBINED      COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ----------    ------------  ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net income (loss)   . . . . . . . . . .  $  (14,256)   $     1,511    $   2,085    $    (3,596)   $  (14,256)
  Non-cash income (loss) adjustments  . .         248         25,007        1,616          3,596        30,467
  Changes in operating assets
    and liabilities   . . . . . . . . . .         349         (2,380)       1,102             --          (929)
                                           ----------    ------------   ---------    -----------    ----------
Net cash provided by (used in)
  operating activities  . . . . . . . . .     (13,659)        24,138        4,803             --        15,282
                                           -----------   -----------    ---------    -----------    ----------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . .          --        (28,746)        (225)            --       (28,971)
  Distributions from partnerships   . . .          --          4,604           --         (4,604)           --
                                           ----------    -----------    ---------    ---------- -   ----------
Net cash used in investing activities . .          --        (24,142)        (225)        (4,604)      (28,971)
                                           ----------    ------------   ----------   ---------- -   -----------

FINANCING ACTIVITIES:
  Net payments on long term borrowings  .     (11,300)            --           --             --       (11,300)
  Proceeds from sale of notes, net  . . .      29,696             --           --             --        29,696
  Redemption of subordinated notes  . . .        (228)            --           --             --          (228)
  Proceeds from sale of common stock, net          38             --           --             --            38
  Distributions to partners   . . . . . .          --             --       (4,604)         4,604            --
  Dividends on preferred stock  . . . . .      (4,582)            --           --             --        (4,582)
                                           -----------   -----------    ---------    -----------    -----------
Net cash provided by (used in) financing
  activities  . . . . . . . . . . . . . .      13,624             --       (4,604)         4,604        13,624
                                           ----------    -----------    ----------   -----------    ----------
Decrease in cash and cash equivalents . .         (35)            (4)         (26)            --           (65)
Cash and cash equivalents,
  beginning of period   . . . . . . . . .         117              4           41             --           162
                                           ----------    -----------    ---------    -----------    ----------
Cash and cash equivalents,
  end of period   . . . . . . . . . . . .  $       82    $        --    $      15    $        --    $       97
                                           ==========    ===========    =========    ============   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

             Hedging Activities. The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. During the first six months of 1998, the Company used price and basis swap agreements. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

             Through natural gas price swap agreements, approximately 43% and 37% of the Company's natural gas production for the second quarter of 1998 and first half of 1998, respectively, was affected by its hedging transactions at an average NYMEX quoted price of $2.26 per Mmbtu and $2.31 per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased revenues by approximately $0.2 million and $0.8 million in the second quarter of 1998 and first half of 1998, respectively, as compared to estimated revenues had no hedging activities been conducted. As of June 30, 1998, approximately 31% of the Company's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.28 per Mmbtu before transaction and transportation costs. Certain natural gas price swap agreements outstanding at June 30, 1998 grant the counterparty the option to double the contract volume at a specified price. If this option is exercised on all contracts outstanding at June 30, 1998, approximately 49% of the Company's anticipated natural gas production for July 1998 through December 1998 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.30 per Mmbtu before transaction and transportation costs. In addition, as of June 30, 1998, the Company had outstanding natural gas basis swap agreements covering approximately 28% of its anticipated natural gas production for July 1998 through September 1998. At June 30, 1998, the unrealized loss of the Company's existing hedging instruments for future production months in 1998 approximated $1.5 million. The unrealized loss would be $2.5 million assuming that counterparties exercise their option to double the contract volume where allowed, as discussed above.

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). See Note 4 - Derivative and Hedge Accounting to the Notes to Consolidated Financial Statements contained in this Report for further discussion.

SUBSEQUENT EVENT

             On July 24, 1998, the Company sold, effective June 1, 1998, its entire interest in the Waskom field in Harrison County, Texas for total consideration of $17.4 million. These non-core assets were acquired by the Company in the December 1997 asset purchase from SCANA Petroleum Resources, Inc. The properties were producing approximately 4.5 million cubic feet equivalent per day. The Company does not anticipate that the sale of these properties will have a material impact on its financial position or results of operations. See Capital Resources.

RESULTS OF OPERATIONS

             The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                                ---------------------    ----------------------
                                                                  1997         1998         1997        1998
                                                                --------     --------    ---------    ---------
NET PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls)   . . . . . . . .         54          122          101         224
  Natural gas (Mmcf)  . . . . . . . . . . . . . . . . . . . .      7,225        9,338       14,301      19,503
  Natural gas equivalent (Mmcfe)  . . . . . . . . . . . . . .      7,549       10,070       14,907      20,847
AVERAGE SALES PRICE PER UNIT:
  Oil and other liquid hydrocarbons (per Bbl)   . . . . . . .   $  19.37     $  13.57    $   20.25    $  13.88
  Natural gas (per Mcf)   . . . . . . . . . . . . . . . . . .       2.02         2.10         2.24        2.11
  Natural gas equivalent (per Mcfe)   . . . . . . . . . . . .       2.07         2.11         2.28        2.12
COST PER MCFE:
  Lifting costs   . . . . . . . . . . . . . . . . . . . . . .   $    .23     $    .46    $     .22    $    .40
  Severance and ad valorem taxes  . . . . . . . . . . . . . .        .11          .12          .11         .12
  General and administrative expenses   . . . . . . . . . . .        .24          .17          .27         .17
  Depreciation, depletion and
    amortization (oil and gas activities) . . . . . . . . . .        .80         1.00          .80        1.00
  Interest expense, excluding accretion and amortization  . .        .68          .70          .67         .66

         Three Months Ended June 30, 1998 and 1997. The Company's oil and gas revenues of $21.2 million for the second quarter of 1998 increased 31% compared to $16.2 million in the same period of 1997 primarily as a result of increases in gas production ( 29%), oil production (126%) and gas prices (4%), partially offset by a decrease in oil prices (30%). The increase in gas and oil production is primarily attributable to properties acquired by the Company during the fourth quarter of 1997.

         Production expenses for the second quarter of 1998 increased 123% to $5.8 million from $2.6 million in the same period last year, resulting primarily from properties acquired during the fourth quarter of 1997. Higher cost production from the acquired Gulf of Mexico properties contributed to a 100% increase in lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the second quarter of 1998 to $0.46, when compared to the same period in 1997.

         Exploration expenses totaled $4.6 million in the second quarter of 1998 and $0.8 million in the corresponding period of 1997, an increase of 475%, primarily due to higher current quarter seismic expenditures ($2.1 million), dry hole expenses ($0.7 million) and unevaluated leasehold abandonment expenses ($0.6 million).

         General and administrative ("G&A") expenses of $1.7 million in the second quarter of 1998 decreased 6% compared to $1.8 million in the corresponding period last year, reflecting the Company's cost containment efforts. On a unit of production basis, general and administrative expenses were $0.17 per Mcfe in the second quarter of 1998 compared to $0.24 per Mcfe in the corresponding quarter of 1997 primarily reflecting higher production levels in the current period without a corresponding increase in G&A expenses.

         Interest and other debt expenses of $8.2 million in the current quarter increased 32% from $6.2 million in the same period of 1997. The increase in interest expenses resulted primarily from higher average debt levels during the current period. In addition to its second quarter 1998 interest expenses of $7.0 million, the Company recorded non-cash charges in the second quarter of 1998 of $0.5 million for amortization of debt issuance costs, $0.2 million for accretion of note discount, net of accretion of note premium and $0.5 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expenses increased 67% from $6.1 million in the second quarter of 1997 to $10.2 million in the current period, primarily as a result of higher second quarter 1998 production and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in the second quarter of 1997 to $1.00 per Mcfe in the current period.

         The Company recognized a net loss of $9.4 million in the second quarter of 1998 and a net loss of $1.2 million in the same period last year. The reasons for the decline in earnings are described in the foregoing discussion.

         Six Months Ended June 30, 1998 and 1997. The Company's oil and gas revenues of $44.2 million for the first half of 1998 increased 26% compared to $35.1 million in the same period of 1997 primarily as a result of an increase in gas production (36%) and oil production (122%), partially offset by decreases in gas prices (6%) and oil prices (31%). The increase in gas and oil production is primarily attributable to properties acquired by the Company during the fourth quarter of 1997.

         Production expenses for the first six months of 1998 increased 118% to $10.7 million from $4.9 million in the same period last year, resulting primarily from properties acquired during the fourth quarter of 1997 and higher current period workover expenses. Higher cost production from the acquired Gulf of Mexico properties contributed to an 82% increase in lifting costs per Mcfe for the first six months of 1998 to $0.40, when compared to the same period in 1997.

         Exploration expenses totaled $6.7 million in the first half of 1998 and $1.9 million in the corresponding period of 1997, an increase of 253%, primarily due to higher current period seismic expenditures ($2.4 million), dry hole expenses ($1.5 million) and unevaluated leasehold abandonment expenses ($0.6 million).

         General and administrative expenses of $3.6 million in the first six months of 1998 decreased 10% compared to $4.0 million in the corresponding period last year, reflecting the Company's cost containment efforts. On a unit of production basis, G&A expenses were $0.17 per Mcfe in the first half of 1998 compared to $0.27 per Mcfe in the corresponding period of 1997 primarily reflecting higher production levels in the current period without a corresponding increase in G&A expenses.

         Interest and other debt expenses of $16.3 million in the first half of 1998 increased 36% from $12.0 million in the same period of 1997. The increase in interest expenses resulted primarily from higher average debt levels during the current period. In addition to its 1998 interest expenses of $13.7 million, the Company recorded non-cash charges in the first six months of 1998 of $1.1 million for amortization of debt issuance costs, $0.5 million for accretion of note discount, net of accretion of note premium and $1.0 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expenses increased 75% from $12.1 million in the first six months of 1997 to $21.2 million in the current period, primarily as a result of higher first half 1998 production and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in the first half of 1997 to $1.00 per Mcfe in the current period.

         The Company recognized a net loss of $14.3 million in the first six months of 1998 and net income of $0.5 million in the same period last year. The reasons for the decline in earnings are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by operating activities, before working capital adjustments, during the first six months of 1998 aggregated $16.2 million. Funds used in investing activities were comprised of capital expenditures of $29.0 million. Funds provided by financing activities of $13.6 million were comprised primarily of net proceeds of $29.7 million from the sale of the Company's 10 3/8% Senior Subordinated Notes, Series C (see Capital Resources) partially offset by net principal repayments of $11.3 million on the bank credit facility, the payment of $4.6 million of preferred stock dividends and a cash outlay of $0.2 million for the partial redemption of the Company's 7 7/8% Convertible Subordinated Notes. As a result of these activities, cash and cash equivalents decreased from $0.2 million at December 31, 1997 to $0.1 million at June 30, 1998. As of June 30, 1998, the Company had a working capital deficit of $14.5 million, compared to a working capital deficit of $15.2 million at the
end of 1997.   The balance of the working capital deficit will be funded
through operations and/or bank borrowings.

         Capital Resources. The Company's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 1, 2000 (the "Credit Facility"). Borrowings under the Credit Facility are subject to a borrowing base to be determined semi-annually by the lenders (based in part on the proved oil and gas reserves and other assets of the Company) which may be redetermined more frequently at the election of the lenders or the borrowers. The borrowing base at December 31, 1997 was $138.0 million, including an overadvance of $23.0 million. The conforming borrowing base was increased from $115.0 million to $125.0 million and the overadvance reduced to $13.0 million effective April 13, 1998. At the time of the next borrowing base determination, which is expected to be no earlier than November 1, 1998, this overadvance is scheduled to be excluded from the borrowing base. As a result of the sale of the Waskom field on July 24, 1998, effective on that date the borrowing base was reduced $8.0 million. The proceeds from that sale of $17.4 million were used to reduce borrowings outstanding under the Credit Facility. At June 30, 1998, $100.0 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility.

         At June 30, 1998, the Company had $316.4 million face amount of debt outstanding, requiring $28.7 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $46.7 million at June 30, 1998, including dividend arrearages. On April 14, 1998, the Company announced a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 for February 1, 1998 and May 1, 1998, aggregating approximately $2.3 million. Further dividends are restricted under the Credit Facility.

         Included in the outstanding debt at June 30, 1998 was $30.0 million principal amount of the Company's 10 3/8% Senior Subordinated Notes due 2006, Series C ("Series C Notes") issued in May 1998 at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Credit Facility. See Note 2 - Long Term Debt in the Notes to Consolidated Financial Statements contained in this Report for further discussion.

         Capital Commitments. The Company's 1998 capital expenditure budget provides for $31.0 million to be expended on development drilling primarily in north Louisiana and $31.0 million to be expended on exploratory prospects primarily in south Louisiana, the shallow waters of the Gulf of Mexico, Texas and New Mexico. In the first six months of 1998, the Company participated in drilling 28 gross (12.90 net) wells, of which 23 gross (10.82 net) wells were completed and 5 gross (2.08 net) wells were dry. As of the end of the quarter, the Company was participating in the drilling/completing of 13 gross (6.48 net) wells.

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



                          PART II.  OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of June 30, 1998, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $2.3 million representing the quarterly dividends of $0.65625 per share for February 1, 1998 and May 1, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As of the close of business on April 20, 1998, the record date for the Annual Meeting of Stockholders of the Company held on May 28, 1998 (the "Meeting"), there were issued and outstanding (i) 125,709,593 shares of common stock, $.01 par value, of the Company (the "Common Stock"), and (ii) 1,745,443 shares of $2.625 convertible exchangeable preferred stock, $1.50 par value, of the Company (the "Preferred Stock"), with each share of Common Stock and Preferred Stock, voting together as a single class, entitled to one vote on the proposal for the election of seven directors of the Company.

         There were represented at the Meeting the holders of 120,219,214 shares of Common Stock and 26,557 shares of Preferred Stock, of which 120,219,214 shares of Common Stock and 26,557 shares of Preferred Stock were represented by valid proxies, and the balance were present at the Meeting voting by ballot. All of the incumbent directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below:

                                                                                 VOTES FOR      VOTES WITHHELD
                                                                              ---------------   --------------
John F. Bookout . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,187,202         58,569
John J. Conklin, Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,185,188         60,583
Ralph P. Davidson . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,160,075         85,696
Adam P. Godfrey . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,221,795         23,976
William J. Murray . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,160,326         85,445
Ogden M. Phipps . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,222,958         22,813
Ward W. Woods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   120,226,764         19,007

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             EXHIBIT
             NUMBER:      EXHIBIT
             -------      -------

               27 Financial Data Schedule (included only in the electronic filing of this document).

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the second quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KELLEY OIL & GAS CORPORATION



Date: August 14, 1998               By:          /s/ Kenneth R. Bickett
                                         --------------------------------------
                                                   Kenneth R. Bickett
                                                       Controller
                                               (Duly Authorized Officer)
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER:      EXHIBIT
    -------      -------

      27 Financial Data Schedule (included only in the electronic filing of this document).