Form 10-Q
period 1998-09-30
KELLEY OIL & GAS CORP
filed 1998-11-16
CIK 930529

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1998             COMMISSION FILE NO. 0-25214


                          KELLEY OIL & GAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            76-0447267
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


             601 JEFFERSON ST.
                SUITE 1100
              HOUSTON, TEXAS                                            77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


       Registrant's telephone number, including area code: (713) 652-5200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               TITLE OF CLASS                       OUTSTANDING AT OCTOBER 31, 1998
               Common Stock                                  125,929,081




================================================================================

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
   Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited)...................   2

   Consolidated Statements of Income (Loss) for the three months and nine months ended
     September 30, 1997 and 1998 (unaudited)................................................................   3

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1998 (unaudited)................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Management's Discussion and Analysis of Financial Condition and Results of Operations....................  12


PART II.  OTHER INFORMATION.................................................................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              DECEMBER 31,  SEPTEMBER 30,
                                                                                                 1997          1998
                                                                                               ---------     ---------
                                                                                                             (UNAUDITED)
ASSETS:
   Cash and cash equivalents...........................................................        $     162     $   6,752
   Accounts receivable.................................................................           24,566        18,301
   Accounts receivable - drilling programs.............................................              718           610
   Prepaid expenses and other current assets...........................................            1,412         1,392
                                                                                               ---------     ---------
     Total current assets..............................................................           26,858        27,055
                                                                                               ---------     ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net..........................................................           49,854        49,264
     Properties subject to amortization................................................          463,263       484,854
   Pipelines and other transportation assets, at cost..................................            4,690         1,582
   Furniture, fixtures and equipment...................................................            2,969         3,453
                                                                                               ---------     ---------
                                                                                                 520,776       539,153
   Less:  Accumulated depreciation, depletion and amortization.........................         (227,163)     (254,444)
                                                                                               ---------     ---------
     Total property and equipment, net.................................................          293,613       284,709
                                                                                               ---------     ---------
   Other non-current assets, net.......................................................            2,131         1,566
                                                                                               ---------     ---------
Total assets...........................................................................        $ 322,602     $ 313,330
                                                                                               =========     =========

LIABILITIES:
   Accounts payable and accrued expenses...............................................        $  41,474     $  43,523
   Accounts payable - drilling programs................................................              566           375
   Current portion of long-term debt...................................................             --             435
                                                                                               ---------     ---------

     Total current liabilities.........................................................           42,040        44,333
                                                                                               ---------     ---------
   Long-term debt......................................................................          286,183       301,835
                                                                                               ---------     ---------
Total liabilities......................................................................          328,223       346,168
                                                                                               ---------     ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 20,000,000 shares authorized at December
     31, 1997 and September 30, 1998; 1,745,443 and 1,733,628 shares issued and outstanding at December 31, 1997 and September 30, 1998 (liquidation value at December 31, 1997 and September 30, 1998 of $48,977 and $47,496,
     respectively).....................................................................            2,618         2,600
   Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 1997 and September 30, 1998; 125,709,093 and 125,790,569 shares issued and outstanding
     at December 31, 1997 and September 30, 1998, respectively.........................            1,257         1,258
   Additional paid-in capital..........................................................          300,367       300,415
   Accumulated deficit.................................................................         (309,863)     (337,111)
                                                                                               ---------     ---------
Total stockholders' deficit............................................................           (5,621)      (32,838)
                                                                                               ---------     ---------
Total liabilities and stockholders' deficit............................................        $ 322,602     $ 313,330
                                                                                               =========     =========


See Notes to Consolidated Financial Statements

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED SEPT 30,  NINE MONTHS ENDED SEPT 30,
                                                    ---------------------------  --------------------------
                                                         1997          1998          1997          1998
                                                      ---------     ---------     ---------     ---------
REVENUES:
   Oil and gas revenues ..........................    $  17,105     $  18,630     $  52,230     $  62,839
   Interest and other income .....................           73            16           307            82
                                                      ---------     ---------     ---------     ---------
   Total revenues ................................       17,178        18,646        52,537        62,921
                                                      ---------     ---------     ---------     ---------

EXPENSES:
   Production expenses ...........................        2,457         4,556         7,388        15,300
   Exploration expenses ..........................          897         3,043         2,779         9,712
   General and administrative expenses ...........        1,281         1,913         5,268         5,530
   Interest and other debt expenses ..............        6,135         8,342        18,174        24,657
   Depreciation, depletion and amortization ......        6,349         9,203        18,414        30,389
                                                      ---------     ---------     ---------     ---------
   Total expenses ................................       17,119        27,057        52,023        85,588
                                                      ---------     ---------     ---------     ---------

Income (loss) before income taxes ................           59        (8,411)          514       (22,667)
Income taxes .....................................         --            --            --            --
                                                      ---------     ---------     ---------     ---------
Net income (loss) ................................           59        (8,411)          514       (22,667)
   Less: cumulative preferred stock dividends ....       (1,145)       (1,122)       (3,436)       (3,413)
                                                      ---------     ---------     ---------     ---------
Net loss applicable to common stock ..............    $  (1,086)    $  (9,533)    $  (2,922)    $ (26,080)
                                                      =========     =========     =========     =========

Basic and diluted loss per common share ..........    $    (.01)    $    (.08)    $    (.03)    $    (.21)
                                                      =========     =========     =========     =========

Weighted average common shares outstanding .......      100,342       125,769        98,400       125,740


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPT 30,
                                                                              --------------------------
                                                                                 1997          1998
                                                                               ---------     ---------
OPERATING ACTIVITIES:
   Net income (loss) ......................................................    $     514     $ (22,667)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .............................       18,414        30,389
     Exploration expenses .................................................        2,779         9,712
     Accretion and amortization of debt expenses ..........................        3,206         3,811
   Changes in operating assets and liabilities:
     Decrease in accounts receivable ......................................        3,212         6,373
     Increase (decrease) in prepaid expenses and other current assets .....         (265)           20
     Increase in other non-current assets .................................         (240)         (206)
     Increase (decrease) in accounts payable and accrued expenses .........        2,854         1,858
                                                                               ---------     ---------
   Net cash provided by operating activities ..............................       30,474        29,290
                                                                               ---------     ---------

INVESTING ACTIVITIES:
   Capital expenditures ...................................................      (38,692)      (48,267)
   Proceeds from sale of properties .......................................         --          17,070
                                                                               ---------     ---------
   Net cash used in investing activities ..................................      (38,692)      (31,197)
                                                                               ---------     ---------

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings .....................................       66,000       102,600
   Principal payments on long-term borrowings .............................      (57,500)     (118,900)
   Proceeds from sale of common stock, net ................................          311            33
   Proceeds from conversion of preferred stock ............................         --              (2)
   Proceeds from sale of notes, net .......................................         --          29,576
   Dividends on preferred stock ...........................................       (4,582)       (4,582)
   Redemption of subordinated notes .......................................         --            (228)
                                                                               ---------     ---------
Net cash provided by financing activities .................................        4,229         8,497
                                                                               ---------     ---------
Increase (decrease) in cash and cash equivalents ..........................       (3,989)        6,590
Cash and cash equivalents, beginning of period ............................        4,070           162
                                                                               ---------     ---------
Cash and cash equivalents, end of period ..................................    $      81     $   6,752
                                                                               =========     =========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Kelley Oil & Gas Corporation (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of September 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

         Changes in Presentation. Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

NOTE 2 - LONG-TERM DEBT

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

          The Series C Notes were sold pursuant to Rule 144A of the Securities Act of 1933. In issuing the Series C Notes, the Company agreed to use its best efforts to register under the Securities Act notes identical in terms to the Series C Notes ("Series D Notes"). The Company completed the exchange of the Series C Notes for the Series D Notes on November 12, 1998.

         Bank Credit Facility. On July 24, 1998, the Company sold its entire interest in the Waskom field in Harrison County, Texas for the total consideration of $17.4 million (before purchase price adjustments). The proceeds from the sale were used to reduce outstanding borrowings under the Credit Facility. As a result of the sale of these properties, effective on the sale date, the Company's borrowing base under the Credit Facility was reduced by $8.0 million, to $130 million.


NOTE 3 - PREFERRED STOCK

          As of September 30, 1998, $3.4 million in dividends were in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock"). The Company paid a dividend on its Preferred Stock of $2.625 per share (approximately $4.6 million) on April 30, 1998. Future dividends on the Preferred Stock are prohibited under the Credit Facility.

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

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                (UNAUDITED)
                                                        --------------------------
                                                        THREE MONTHS   NINE MONTHS
                                                            ENDED         ENDED
                                                           SEPT 30,      SEPT 30,
                                                             1997         1997
                                                           --------     --------

Pro forma Revenues ....................................    $ 24,776     $ 82,435
Pro forma Net income ..................................         543        1,073
Pro forma Basic and diluted loss per common share .....        (.01)        (.02)

NOTE 6 - EARNINGS PER SHARE

         In 1997, the Company implemented the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires restatement for all prior-period EPS data presented, including interim periods. The basic loss per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the nine months ended September 30, 1997 and 1998, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities outstanding at September 30, 1998 that could impact EPS in the future include stock options granted to employees to purchase
5.3 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 2.4 million and 1.4 million common shares, respectively, and the Preferred Stock which can be converted into 6.0 million common shares.

NOTE 7 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company, Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1997 and September 30, 1998, consolidating condensed statements of income
              (loss) for the three months and nine months ended September 30, 1997 and 1998, and consolidating condensed statements of cash flows for the nine months ended September 30, 1997 and 1998.

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

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                                   GUARANTOR       NON-GUARANTOR
                                                  PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------      ------------     ------------      ------------
ASSETS:
   Current assets .........................     $    427,445      $    212,780      $     18,926     $   (632,293)     $     26,858
   Property and equipment, net ............             --             276,744            17,698             (829)          293,613
   Other non-current assets, net ..........         (141,957)           24,418              --            119,670             2,131
                                                ------------      ------------      ------------     ------------      ------------
     Total assets .........................     $    285,488      $    513,942      $     36,624     $   (513,452)     $    322,602
                                                ============      ============      ============     ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ....................     $      4,926      $    657,128      $     12,279     $   (632,293)     $     42,040
   Long term debt .........................          286,183              --                --               --             286,183
   Stockholders' deficit ..................           (5,621)         (143,186)           24,345          118,841            (5,621)
                                                ------------      ------------      ------------     ------------      ------------
     Total liabilities and
         stockholders' deficit ............     $    285,488      $    513,942      $     36,624     $   (513,452)     $    322,602
                                                ============      ============      ============     ============      ============

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                               SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   COMBINED          COMBINED
                                                                   GUARANTOR       NON-GUARANTOR
                                                  PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------      ------------     ------------      ------------
ASSETS:
   Current assets .........................     $    419,461      $    212,150      $      9,647     $   (614,203)     $     27,055
   Property and equipment, net ............             --             269,574            15,110               25           284,709
   Other non-current assets, net ..........         (140,123)              113              --            141,576             1,566
                                                ------------      ------------      ------------     ------------      ------------
     Total assets .........................     $    279,338      $    481,837      $     24,757     $   (472,602)     $    313,330
                                                ============      ============      ============     ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ....................     $     10,341      $    643,805      $      4,388     $   (614,201)     $     44,333
   Long term debt .........................          301,835              --                --               --             301,835
   Stockholders' deficit ..................          (32,838)         (161,968)           20,369          141,599           (32,838)
                                                ------------      ------------      ------------     ------------      ------------
     Total liabilities and
         stockholders' deficit ............     $    279,338      $    481,837      $     24,757     $   (472,602)     $    313,330
                                                ============      ============      ============     ============      ============


                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  COMBINED          COMBINED
                                                                  GUARANTOR       NON-GUARANTOR
                                                 PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------      ------------     ------------      ------------

Revenues ..................................    $          8      $     13,013      $      4,229      $        (72)     $     17,178
Expenses ..................................          (6,685)           (9,693)           (2,541)            1,800           (17,119)
Equity in earnings of subsidiaries ........           6,736             1,688              --              (8,424)             --
                                               ------------      ------------      ------------      ------------      ------------
   Net income (loss) ......................    $         59      $      5,008      $      1,688      $     (6,696)     $         59
                                               ============      ============      ============      ============      ============


                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  COMBINED          COMBINED
                                                                  GUARANTOR       NON-GUARANTOR
                                                 PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------      ------------     ------------      ------------

Revenues ..................................    $       --        $     16,261      $      2,442      $        (57)     $     18,646
Expenses ..................................          (8,454)          (16,964)           (1,948)              309           (27,057)
Equity in earnings (loss) of subsidiaries .              43               494              --                (537)             --
                                               ------------      ------------      ------------      ------------      ------------
  Net income (loss) .......................    $     (8,411)     $       (209)     $        494      $       (285)     $     (8,411)
                                               ============      ============      ============      ============      ============

                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  COMBINED          COMBINED
                                                                  GUARANTOR       NON-GUARANTOR
                                                 PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------      ------------     ------------      ------------

Revenues ..................................    $          8      $     37,996      $     14,905      $       (372)     $     52,537
Expenses ..................................         (19,749)          (25,150)           (8,727)            1,603           (52,023)
Equity in earnings of subsidiaries ........          20,255             6,178              --             (26,433)             --
                                               ------------      ------------      ------------      ------------      ------------
  Net income ..............................    $        514      $     19,024      $      6,178      $    (25,202)     $        514
                                               ============      ============      ============      ============      ============



                  CONSOLIDATING CONDENSED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  COMBINED          COMBINED
                                                                  GUARANTOR       NON-GUARANTOR
                                                 PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------      ------------     ------------      ------------

Revenues ..................................    $        (18)     $     54,844      $      8,281      $       (186)     $     62,921
Expenses ..................................         (25,056)          (56,121)           (5,702)            1,291           (85,588)
Equity in earnings of subsidiaries ........           2,407             2,579              --              (4,986)             --
                                               ------------      ------------      ------------      ------------      ------------
  Net income (loss) .......................    $    (22,667)     $      1,302      $      2,579      $     (3,881)     $    (22,667)
                                               ============      ============      ============      ============      ============

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   COMBINED          COMBINED
                                                                   GUARANTOR       NON-GUARANTOR
                                                  PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------      ------------     ------------      ------------
OPERATING ACTIVITIES:
   Net income ................................   $        514      $     19,024     $      6,177     $    (25,201)     $        514
   Non-cash income adjustments ...............        (17,049)           11,518            4,729           25,201            24,399
   Changes in operating assets
     and liabilities .........................         12,283            (1,583)          (5,139)            --               5,561
                                                 ------------      ------------     ------------     ------------      ------------
Net cash provided by (used in)
   operating activities ......................         (4,252)           28,959            5,767             --              30,474
                                                 ------------      ------------     ------------     ------------      ------------

INVESTING ACTIVITIES:
   Capital expenditures ......................           --             (36,951)          (1,741)            --             (38,692)
   Capital contributed to partnerships .......           --              (5,819)            --              5,819              --
   Distributions from partnerships ...........           --              11,011             --            (11,011)             --
                                                 ------------      ------------     ------------     ------------      ------------
Net cash used in investing activities ........           --             (31,759)          (1,741)          (5,192)          (38,692)
                                                 ------------      ------------     ------------     ------------      ------------

FINANCING ACTIVITIES:
   Net proceeds on long term borrowings ......          8,500              --               --               --               8,500
   Proceeds from sale of common stock, net ...            311              --               --               --                 311
   Distributions to partners .................           --                --            (11,011)          11,011              --
   Capital contributed by partners ...........           --                --              5,819           (5,819)             --
   Dividends on preferred stock ..............         (4,582)             --               --               --              (4,582)
                                                 ------------      ------------     ------------     ------------      ------------
Net cash provided by (used in) financing
   activities ................................          4,229              --             (5,192)           5,192             4,229
                                                 ------------      ------------     ------------     ------------      ------------
Decrease in cash and cash equivalents ........            (23)           (2,800)          (1,166)            --              (3,989)

Cash and cash equivalents,
   beginning of period .......................             58             2,804            1,208             --               4,070
                                                 ------------      ------------     ------------     ------------      ------------
Cash and cash equivalents, end of period .....   $         35      $          4     $         42     $       --        $         81
                                                 ============      ============     ============     ============      ============

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   COMBINED          COMBINED
                                                                   GUARANTOR       NON-GUARANTOR
                                                  PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                ------------      ------------      ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net income (loss) .........................  $    (22,667)     $      1,302      $      2,579      $     (3,881)    $    (22,667)
   Non-cash income (loss) adjustments ........         1,405            36,281             2,344             3,881           43,911
   Changes in operating assets
     and liabilities .........................        12,952            (8,320)            3,414              --              8,046
                                                ------------      ------------      ------------      ------------     ------------
Net cash provided by (used in)
   operating activities ......................        (8,310)           29,263             8,337              --             29,290
                                                ------------      ------------      ------------      ------------     ------------

INVESTING ACTIVITIES:
   Capital expenditures ......................          --             (46,095)           (2,172)             --            (48,267)
   Proceeds from sale of property ............          --              17,070              --                --             17,070
   Distributions from partnerships ...........          --               6,206              --              (6,206)            --
                                                ------------      ------------      ------------      ------------     ------------
Net cash used in investing activities ........          --             (22,819)           (2,172)           (6,206)         (31,197)
                                                ------------      ------------      ------------      ------------     ------------

FINANCING ACTIVITIES:
   Net payments on long term borrowings ......       (16,300)             --                --                --            (16,300)
   Proceeds from sale of notes, net ..........        29,576              --                --                --             29,576
   Redemption of subordinated notes ..........          (228)             --                --                --               (228)
   Proceeds from sale of common stock, net ...            33              --                --                --                 33
   Proceeds from conversion of
     preferred stock .........................            (2)             --                --                --                 (2)
Distributions to partners ....................          --                --              (6,206)            6,206             --
Dividends on preferred stock .................        (4,582)             --                --                --             (4,582)
                                                ------------      ------------      ------------      ------------     ------------
Net cash provided by (used in) financing
   activities ................................         8,497              --              (6,206)            6,206            8,497
                                                ------------      ------------      ------------      ------------     ------------
Increase (decrease) in cash and cash
   equivalents ...............................           187             6,444               (41)             --              6,590

Cash and cash equivalents,
   beginning of period .......................           117                 4                41              --                162
                                                ------------      ------------      ------------      ------------     ------------
Cash and cash equivalents,
   end of period .............................  $        304      $      6,448      $       --        $       --       $      6,752
                                                ============      ============      ============      ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         General Conditions of the Oil and Natural Gas Industry and Commodity Prices. The prices of oil and natural gas during the past several months have fallen sharply and continue to reflect the volatility of commodity prices and the industry generally. The Company cannot predict future prices of oil and natural gas. Current low prices, if they continue, could adversely impact the Company's results of operations and liquidity. The success of the Company is in part dependent on factors outside the control of the Company, but which directly affect the financial condition of the Company, including capital market conditions and highly volatile oil and natural gas prices. Due to recent industry conditions, the Company, as others within the industry, has been required to reconsider its capital expenditures budgets, which could adversely impact production levels, and to evaluate various financing alternatives.

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. During the first nine months of 1998, the Company used price and basis swap agreements. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Through natural gas price swap agreements, approximately 62% and 44% of the Company's natural gas production for the third quarter of 1998 and first nine months of 1998, respectively, was affected by its hedging transactions at an average NYMEX quoted price of $2.29 per Mmbtu and $2.30 per Mmbtu, respectively, before transaction and transportation costs. Hedging activities increased revenues by approximately $1.2 million and $2.0 million in the third quarter of 1998 and first nine months of 1998, respectively, as compared to estimated revenues had no hedging activities been conducted. As of September 30, 1998, approximately 48% of the Company's anticipated natural gas production for the remainder of 1998 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.34 per Mmbtu. The Company has also hedged approximately 46% of its anticipated natural gas production for the first four months of 1999 by natural gas swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu. At September 30, 1998, the unrealized loss of the Company's existing hedging instruments for future production months in 1998 approximated $2.1 million.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". See Note 4 - Derivative and Hedge Accounting to the Notes to Consolidated Financial Statements contained in this Report for further discussion.

         On July 24, 1998, the Company sold, effective June 1, 1998, its entire interest in the Waskom field in Harrison County, Texas for total consideration of $17.4 million (before purchase price adjustments). These non-core assets were acquired by the Company in the December 1997 asset purchase from SCANA Petroleum Resources, Inc. ("SPR"). The properties were producing approximately 4.5 million cubic feet equivalent per day. The Company does not anticipate that the sale of these properties will have a material impact on its financial position or results of operations. See Capital Resources. .

RESULTS OF OPERATIONS

         The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                              -----------------------     -----------------------
                                                                                 1997          1998          1997          1998
                                                                              ---------     ---------     ---------     ---------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ............................            46            84           147           308
   Natural gas (Mmcf) ...................................................         7,408         8,528        21,709        28,031
   Natural gas equivalent (Mmcfe) .......................................         7,684         9,032        22,591        29,879

AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hydrocarbons (per Bbl) ..........................     $   18.68     $   12.55     $   19.76     $   13.52
   Natural gas (per Mcf) ................................................          2.10          2.07          2.19          2.10
   Natural gas equivalent (per Mcfe) ....................................          2.14          2.07          2.23          2.11

COST PER MCFE:
   Lifting costs ........................................................     $     .20     $     .39     $     .22     $     .40
   Severance and ad valorem taxes .......................................           .12           .11           .11           .12
   General and administrative expenses ..................................           .17           .21           .23           .19
   Depreciation, depletion and amortization (oil and gas activities) ....           .80          1.00           .80          1.00
   Interest expense, excluding accretion and amortization ...............           .66           .92           .66           .83


         Three Months Ended September 30, 1998 and 1997. The Company's oil and gas revenues of $18.6 million for the third quarter of 1998 increased 9% compared to $17.1 million in the same period of 1997 primarily as a result of increases in gas production (15%) and oil production (83%) partially offset by a decrease in oil prices (33%) and natural gas prices (1%). The increase in gas and oil production is primarily attributable to properties acquired by the Company during the fourth quarter of 1997.

         Production expenses for the third quarter of 1998 increased 85% to $4.6 million from $2.5 million in the same period last year, resulting primarily from properties acquired during the fourth quarter of 1997. Higher cost production from the acquired Gulf of Mexico properties contributed to a 95% increase in lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the third quarter of 1998 to $0.39, when compared to the same period in 1997.

         Exploration expenses totaled $3.0 million in the third quarter of 1998 and $0.9 million in the corresponding period of 1997, an increase of 239%, primarily due to dry hole expenses ($1.1 million), unevaluated leasehold abandonment expenses ($0.5 million) and higher current quarter seismic expenditures ($0.2 million).

         General and administrative ("G&A") expenses of $1.9 million in the third quarter of 1998 increased 49% compared to $1.3 million in the corresponding period last year reflecting an increase in staff as a result of the SPR Acquisition. On a unit of production basis, general and administrative expenses were $0.21 per Mcfe in the third quarter of 1998 compared to $0.17 per Mcfe in the corresponding quarter of 1997 primarily reflecting higher production levels in the current period associated with the increase in G&A expenses.

         Interest and other debt expenses of $8.3 million in the current quarter increased 36% from $6.1 million in the same period of 1997. The increase in interest expenses resulted primarily from higher average debt levels during the current period due to increased borrowings under the Credit Facility and issuance of the Series C Notes. In addition to its third quarter 1998 cash interest expense of $7.1 million, the Company recorded non-cash charges in the third quarter of 1998 of $0.4 million for amortization of debt issuance costs, $0.3 million for accretion of note discount, net of accretion of note premium and $0.5 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expenses increased 45% from $6.3 million in the third quarter of 1997 to $9.2 million in the current period, primarily as a result of higher third quarter 1998 production and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in the third quarter of 1997 to $1.00 per Mcfe in the current period.

         The Company recognized a net loss of $8.4 million in the third quarter of 1998 and net income of $.1 million in the same period last year. The reasons for the decline in earnings are described in the foregoing discussion.

         Nine Months Ended September 30, 1998 and 1997. The Company's oil and gas revenues of $62.8 million for the first nine months of 1998 increased 20% compared to $52.2 million in the same period of 1997 primarily as a result of an increase in gas production (29%) and oil production (110%), partially offset by decreases in gas prices (4%) and oil prices (32%). The increase in gas and oil production is primarily attributable to properties acquired by the Company during the fourth quarter of 1997.

         Production expenses for the first nine months of 1998 increased 107% to $15.3 million from $7.4 million in the same period last year, resulting primarily from properties acquired during the fourth quarter of 1997 and higher current period workover expenses. Higher-cost production from the Gulf of Mexico properties acquired in the SPR Acquisition contributed to an 82% increase in lifting costs per Mcfe for the first nine months of 1998 to $0.40, when compared to the same period in 1997.

         Exploration expenses totaled $9.7 million in the first nine months of 1998 and $2.8 million in the corresponding period of 1997, an increase of 249%, primarily due to higher current period seismic expenditures ($2.6 million), dry hole expenses ($2.5 million), unevaluated leasehold abandonment expenses ($1.1 million) and allocated overhead ($.8 million).

         General and administrative expenses of $5.5 million in the first nine months of 1998 increased 5% compared to $5.3 million in the corresponding period last year. On a unit of production basis, G&A expenses were $0.19 per Mcfe in the first nine months of 1998 compared to $0.23 per Mcfe in the corresponding period of 1997, primarily reflecting higher production levels in the current period partially offset by a minor increase in G&A expenses.

         Interest and other debt expenses of $24.7 million in the first nine months of 1998 increased 36% from $18.2 million in the same period of 1997. The increase in interest expenses resulted primarily from higher average debt levels during the current period due to increased borrowings under the Credit Facility and issuance of the Series C Notes. In addition to its 1998 cash interest expenses of $20.9 million, the Company recorded non-cash charges in the first nine months of 1998 of $1.5 million for amortization of debt issuance costs, $0.8 million for accretion of note discount, net of accretion of note premium, and $1.5 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expenses increased 65% from $18.4 million in the first nine months of 1997 to $30.4 million in the current period, primarily as a result of higher production and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in the first nine months of 1997 to $1.00 per Mcfe in the current period.

         The Company recognized a net loss of $22.7 million in the first nine months of 1998 and net income of $0.5 million in the same period last year. The reasons for the decline in earnings are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by operating activities, before working capital adjustments, during the first nine months of 1998 aggregated $21.2 million. Funds used in investing activities were $31.2 million, comprised of capital expenditures of $ 48.3 million, partially offset by proceeds from the sale of the Waskom field. Funds provided by financing activities of $8.5 million were comprised primarily of net proceeds of $29.6 million from the sale of the Series C Notes (see Capital Resources) partially offset by net principal repayments of $16.3 million on the bank credit facility and the payment of $4.6 million of preferred stock dividends. As a result of these activities, cash and cash equivalents increased from $0.2 million at December 31, 1997 to $6.8 million at September 30, 1998. As of September 30, 1998, the Company had a working capital deficit of $16.8 million, compared to a working capital deficit of $15.2 million at the end of 1997. The Company expects to fund the balance of its working capital deficit through cash from operations, redirected capital expenditures, borrowings and/or other financing arrangements. However, there can be no assurance that sufficient capital will be available to the Company on terms it considers reasonable. See "Capital Resources" and "Capital Commitments."

         Capital Resources. The Company's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable, effective December 1, 2000 (the "Credit Facility"). Availability under the Credit Facility is limited to a borrowing base (the "Borrowing Base") determined by, among other things, the proved oil and natural gas reserves and other assets of the Borrowers (as defined) and the value of those reserves based on the underlying prices for oil and natural gas. The Borrowing Base is redetermined at least semiannually by the Agent, with the consent of 75% of the lenders, and may be redetermined more frequently at the election of the lenders or the Borrowers. On April 14, 1998, the Borrowing Base was set at $138 million and the threshold amount (the "Threshold Amount"), which is the amount that would ordinarily be made available by the lenders to a similar borrower under a borrowing base, was set at $125 million. Following the Company's sale of its interest in the Waskom field in July, 1998, the Borrowing Base and Threshold Amount were reduced to $130 million and $117 million, respectively. As provided in the Credit Facility, on November 1, 1998 the Borrowing Base was reduced to equal the Threshold Amount.

         At September 30, 1998, $95 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month. Accordingly, outstanding balances under the Credit Facility may be higher on any given day during the month than at the end of the month.

         As provided in the Credit Facility, a scheduled review of the Borrowing Base is currently being performed by the Company's banks. While the amount of the revised Borrowing Base will not be known until such time as the banks complete the redetermination, the Company has been advised that the redetermination likely will include a reduction due to the issuance of the Series C Notes. It is possible that amounts outstanding under the Credit Facility following the redetermination could exceed the revised Borrowing Base, in which case, the Company would be required to repay 50% of the excess within ninety days and the remaining 50% within an additional 90 days. Further, no additional borrowings would be available to the Company under the Credit Facility until amounts outstanding are less than the Borrowing Base. There can be no assurance that the Company will be able to make required payments under the Credit Facility resulting from a Borrowing Base redetermination or that the Company will be able to secure alternative financing on terms it deems reasonable.

         Further, under the current terms of the Credit Facility, certain of the Company's financial covenants thereunder become more restrictive in future periods. Specifically, the interest coverage ratio increases from 2.0/1 to 2.25/1 beginning with the rolling four quarters ended March 31, 1999. If prices for oil and gas do not increase from current low levels, the Company's decreased revenues resulting from those low prices, coupled with expected interest expenses, may cause the Company not to be in compliance with this covenant under the Credit Facility in future periods, which, if the Company is not successful in negotiating a waiver of such noncompliance, could result in all borrowings under the Credit Facility being declared due and payable. The indebtedness under the Credit Facility is secured by substantially all of the oil and natural gas assets of the Company.

         At September 30, 1998, the Company had $311.4 million face amount of debt outstanding, requiring $28.2 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $47.5 million at September 30, 1998, including dividend arrearages. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends for February 1, 1998, May 1, 1998, or August 1, 1998, aggregating approximately $3.4 million. Further dividends are prohibited under the Credit Facility.

         Included in the outstanding debt at September 30, 1998 was $30.0 million principal amount of the Company's Series C Notes issued in May 1998 at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Credit Facility. See Note 2 - Long Term Debt in the Notes to Consolidated Financial Statements contained in this Report for further discussion. The Series C Notes were sold pursuant to Rule 144A of the Securities Act of 1933. In issuing the Series C Notes, the Company agreed to use its best efforts to register under the Securities Act notes identical in terms to the Series C Notes ("Series D Notes"). The Company completed the exchange of the Series C Notes for the Series D Notes on November 12, 1998.

         The Company has long-term debt obligations of $34.1 million maturing in December 1999 and of $26.9 million maturing in April 2000. The Company is considering various alternatives to refinance these debts as or before they become due. The Company cannot guarantee that such refinancings will be completed, or that if completed, will be on terms no less favorable to the Company than the currently outstanding long-term debt.

         Capital Commitments. The Company's 1998 capital expenditure budget originally authorized the Company to spend up to $63 million on development drilling and on exploratory prospects. Based on the level of cash flows from operations in 1998 to date and the current status of commodity prices, the Company expects ultimately to spend approximately $53 million on capital expenditures in 1998. Although the Board of Directors of the Company has not yet set the Company's capital expenditure budget for 1999, the Company believes that if prices for oil and natural gas remain at current levels, budgeted capital expenditures for 1999 could be lower than those for 1998. In the first nine months of 1998, the Company participated in drilling 50 gross (23.13 net) wells, of which 43 gross (19.79 net) wells were completed and 7 gross (2.88 net) wells were non-commercial. As of the end of the quarter, the Company was participating in the drilling/completing of 12 gross (4.37 net) wells.

         Year 2000. The Company has instigated reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by the Company, its vendors, and customers are unable to process year 2000 data. The planning phase is nearing completion and the Company is well into implementing internal corrective measures.

         The Company is working closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. Currently, more than 90% of the critical Year 2000 internal systems issues have been corrected. The remainder are expected to be installed and tested by mid-year 1999.

         The Company has identified those vendors and others that it believes provide material services or are vital to its business. Discussions with these companies to determine their Year 2000 readiness are expected to be completed in the first quarter 1999. By mid-year 1999 the Company plans to have completed its Year 2000 review and implemented necessary corrective measures.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to the Company and has been limited to use of Company and vendor personnel for review and implementation of corrective measures. The Company expects the remainder of the Year 2000 review and corrective measures to not involve significant costs.

         Based on assessments to date and compliance plans in progress, management is of the opinion that Year 2000 issues, including the cost of implementing corrective measures, will not have a material impact on the business or operations of the Company. Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance the Company will not be adversely affected by Year 2000 issues.

        The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Act.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and gas prices received by the Company during the periods indicated.

                                         Average
                                        Oil Price  Gas Price
Nine Months Ended:                       ($/bbl)    ($/Mcf)
                                        ---------  ---------
         September 30, 1998             $   13.52  $    2.10

Year Ended:
         December 31, 1997              $   19.34  $    2.27
         December 31, 1996              $   22.11  $    2.30
         December 31, 1995              $   17.37  $    1.71



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

         Words such as "anticipates,""believes," "estimates," "expects," "projects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.



                           PART II. OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of September 30, 1998, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $3.4 million representing the quarterly dividends of $0.65625 per share for the three-month periods ended February 1, 1998, May 1, 1998 and August 1, 1998.

ITEM 5.  OTHER INFORMATION

         The Company has contracted Lazard Freres & Co. LLC to assist in assessment of potential financing alternatives and in evaluation of potential merger and acquisition activities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

                27 Financial Data Schedule (included only in the electronic filing of this document).

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KELLEY OIL & GAS CORPORATION



Date: November 16, 1998                  By:              /s/ Rick Lester
                                              ----------------------------------
                                                            Rick Lester
                                                      Chief Financial Officer
                                                     (Duly Authorized Officer)
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER:             EXHIBIT
-------             -------

 27 Financial Data Schedule (included only in the electronic filing of this document).