Form 10-K
period 1998-12-31
KELLEY OIL & GAS CORP
filed 1999-04-15
CIK 930529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 0-25214

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

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
   8 1/2% Convertible Subordinated Debentures due 2000                       American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

              TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 Common Stock                                       NASDAQ SmallCap Market
$2.625 Convertible Exchangeable Preferred Stock                     NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 26, 1999, 126,022,235 shares of Common Stock and 1,733,628 shares of Preferred Stock were outstanding, and the aggregate market values of shares held by unaffiliated stockholders were approximately $26,942,095 and $8,499,285, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

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

INDUSTRY CONDITIONS / SUBSEQUENT EVENTS

         During 1998, the oil and gas industry experienced a worldwide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many companies in the oil and gas industry, including the Company, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. As discussed in Note 4 to the Consolidated Financial Statements, although the Company was in compliance with its Credit Facility debt covenants at December 31, 1998, the Company was not in compliance as of March 31, 1999, which could result in all borrowings under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and the payment of other subordinated obligations being accelerated. In addition, other long-term debt repayments of $34.1 million are scheduled to be made in December 1999. These uncertainties create substantial doubt about the Company's ability to continue its operations as a going concern. To address these liquidity issues, the Company is attempting to take the measures discussed in the following paragraphs.

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         In addition, the Company is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of the Company's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by the Company. The issuance of the Notes will be conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, the Company believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, the Company will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

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

         In the Consolidation, the outstanding capital stock of Kelley Oil and units in Kelley Partners ("Units") held by investors other than Kelley Oil and its subsidiaries ("Public Unitholders") were converted into a total of 43.7 million shares of Common Stock of the Company, 2.4 million shares of the Company's $2.625 convertible exchangeable preferred stock ("Preferred Stock") and 2.2 million shares of cumulative convertible preferred stock ("ESOP Preferred Stock") held by its Employee Stock Ownership Plan (the "ESOP"). As a result of the Consolidation, Kelley Oil became a wholly owned subsidiary of the Company, and Kelley Partners became a 99.99%-owned subsidiary partnership. The Consolidation was treated as a purchase of the Public Unitholders' interests in Kelley Partners by the Company for financial accounting purposes. In 1996, Kelley Partners was merged into the Company and each of the then outstanding shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

         Contour Transaction. In January 1996, the Company entered into financing and related agreements with Contour Production Company L.L.C. ("Contour"), pursuant to which Contour purchased 48.0 million newly issued shares of Common Stock for $48.0 million on February 15, 1996, and an option (the "Contour Option") to purchase an additional 27.0 million shares of Common Stock for $27.0 million, which was exercised on December 1, 1997. In February 1996, in connection with the first stage of Contour's investment in the Company, John F. Bookout was appointed Chairman, President and Chief Executive Officer of the Company, and certain other experienced oil industry executives were appointed to senior management positions within the Company (all such transactions are referred to collectively as the "Contour Transaction").

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

         Acquisition of Oil and Gas Properties. Effective as of December 1, 1997, the Company purchased substantially all of the assets of SCANA Petroleum Resources, Inc. ("SPR") for approximately $110 million (the "SPR Acquisition"). The assets acquired include interests in proved oil and natural gas reserves primarily located in Louisiana, the shallow waters of the Gulf of Mexico and east Texas, as well as exploratory leasehold acreage in those areas ("SPR Properties"). The Company financed this acquisition with $27 million of proceeds received upon the exercise of the Contour Option and borrowings under the Credit Facility. In July 1998, the Company sold, for $17.4 million, its interests in the Waskom field acquired from SPR.

OPERATIONS AND PROPERTIES

         Operation Activities. The Company's production is derived primarily from four contiguous fields in the Vacherie Salt Dome region of north Louisiana, south Louisiana and the shallow waters of the Gulf of Mexico.

         Development Activities. During 1998, the Company continued development drilling activities within its existing properties in the Vacherie Salt Dome region of north Louisiana, where at December 31, 1998, approximately 71% of its proved reserves were located on 46,460 gross (21,514 net) acres. In north Louisiana, the Company drilled or participated in drilling 44 gross (21.1 net) development wells, of which 43 gross (20.7 net) were completed as producing wells. At year-end 1998, 156 locations included in the H.J. Gruy & Associates, Inc. reserve report were defined as proved undeveloped locations totaling 114.6 bcfe of reserves.

         Exploration Activities. The Company focuses its exploration activities primarily on its existing leaseholdings in Terrebonne and LaFourche Parishes, Louisiana, which the Company believes have, with higher risk, the potential for larger reserve and production increases as compared to development activity in north Louisiana. Additional exploration activities include the Company's existing blocks located in the shallow waters of the Gulf of Mexico and properties located in the Permian Basin. The Company has approximately 273,460 gross undeveloped acres of exploratory properties principally in these regions on which it has identified over 30 prospective exploratory well sites. However, the number, type and timing of these proposed wells is subject to continued revision as a result of many factors, including test and drilling results on these properties and others, the price of oil and natural gas, availability of capital funds and drilling rigs, weather, and general economic factors. See "Caution as to Forward-Looking Statements" and "Risk Factors".

         The Company is utilizing sophisticated technologies to identify exploration prospects and advanced geophysical techniques to continue to develop and refine interpretations of its 3-D seismic database, which covers (i) 600 square miles, a major portion of its existing leaseholdings in Terrebonne and LaFourche Parishes, in south Louisiana, (ii) 50 square miles offshore Texas, and
(iii) 600 square miles of its Permian Basin exploratory prospects.

         In 1998, the Company drilled 15 gross (5.8 net) exploratory wells, of which 8 gross (2.5 net) were completed as producing wells. Included in these amounts are 3 gross (0.8 net) exploratory wells that were drilled and completed as producing wells on acreage acquired in the SPR Acquisition.

         Description of Properties. The Company's properties are located in Louisiana, and in the Gulf of Mexico, Texas, New Mexico and Arkansas. As of January 1, 1999, the Company owned interests in a total of 584 gross (224.5 net) producing wells, of which 298 wells were operated by the Company, accounting for 74% of its current production. As of that date, the Company had leaseholdings covering 174,556 gross (81,054 net) developed acres and 294,807 gross (90,703 net) undeveloped acres. Approximately 90% of its proved oil and natural gas reserves as of January 1, 1999, was natural gas on an energy content basis. The reserves to production ratio for these properties (based on 1998 production) was estimated to be 8.3 as of January 1, 1999.

         Significant Properties. The Company's natural gas properties in north Louisiana are located primarily in the Sailes, Sibley, West Bryceland and Ada fields of Webster and Bienville Parishes, while its properties in south Louisiana are concentrated in the Orange Grove/Humphreys, Lirette, Lake Pagie, Ouiski Bayou and Bayou Sauveur fields (Bourg prospect) in Terrebonne Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations. Other properties are located primarily in the shallow waters of the Gulf of Mexico, south Louisiana, and Texas. Substantially all of the Company's oil and natural gas properties are pledged to secure borrowings under the Company's Credit Facility. The following table sets forth certain information as of the dates indicated regarding the Company's interests by major geographic region. See "Estimated Proved Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows."

                          SIGNIFICANT PROVED PROPERTIES

                                   PROVED RESERVES AT JANUARY 1, 1999                      PRODUCTION
                         --------------------------------------------------  -----------------------------------
                                                                                         YEAR ENDED
                                                              PRESENT VALUE           DECEMBER 31, 1998
                                                              OF ESTIMATED   -----------------------------------
                                                     GAS       FUTURE NET                                GAS
                           OIL          GAS       EQUIVALENT  CASH FLOWS(1)     OIL         GAS       EQUIVALENT
                          Mbbls         Mmcf       (Mmcfe)   (IN THOUSANDS)   (Mbbls)      (Mmcf)       (Mmcfe)
                         --------     --------    ---------- --------------- --------     --------    ----------
North Louisiana ....          604      229,565      233,189     $169,938           93       24,293       24,851
South Louisiana ....        3,735       26,555       48,965       40,369          113        4,798        5,476
Offshore ...........          475       23,976       26,826       18,955           52        5,584        5,896
Other as a group ...          480        3,463        6,343        5,022          117          882        1,584
                         --------     --------     --------     --------     --------     --------     --------
Totals .............        5,294      283,559      315,323     $234,284          375       35,557       37,807
                         ========     ========     ========     ========     ========     ========     ========


     (1) The estimates were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves. A discount factor of 10% was used to reflect the timing of future net cash flow. See "Estimated Proved Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows" and Note 11 to the Consolidated Financial Statements.

         The Company has entered into an exploration and development agreement relating to certain of its proved behind pipe and undeveloped interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana, pursuant to which the Company expects to receive a cash payment and retain certain overriding royalty interests on existing production and working interests in certain currently non-producing deeper zones. If the Company consummates the Phillips transaction, substantially more funds will be available for the Company's drilling activities. The consummation of such transaction would be subject to substantial closing conditions. There is no assurance that the Company will complete the Phillips transaction as currently contemplated or at all.

         ADDITIONAL INFORMATION REGARDING THESE REGIONS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 1998, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 1999.

         North Louisiana. The Company's operations in this region are 64% proved developed, and its wells are typically drilled to a maximum depth of approximately 10,500 feet. Operations in this region do not typically experience geopressured formations or significant associated salt-water production. The Company's reserves to production ratio in north Louisiana is approximately 9.4. Its lifting costs in this region are generally low (approximately $0.17 per Mcfe in 1998) as a result of relatively low formation pressures and minimal liquid hydrocarbon and salt water production. In the past three years, completed wells in north Louisiana had an average development cost of $0.69 per Mcfe with gross average reserves per well of 2.4 Bcfe. At December 31, 1998, the Company operated an aggregate of 222 gross (122.0 net) wells in this region and was drilling or completing 1 gross (0.34 net) well in the region. The Company's weighted average working interest in these properties based on estimated proved reserves is approximately 51%. The Company's share of proved reserves associated with these fields totaled approximately 233.2 Bcfe at December 31, 1998.

         South Louisiana. The Company's operations in this region primarily are focused on five fields in the Houma Embayment and Terrebonne Trough areas. These areas contain high-quality reservoir rock, contributing to high production rates. Wells are typically drilled to a depth of approximately 11,000 to 19,000 feet. The Company's share of proved reserves associated with these fields totaled approximately 49.0 Bcfe at December 31, 1998. Production from the Company's south Louisiana properties generally receives premium wellhead prices because of the close proximity of the properties to transportation and market locations, and because of their rich condensate content. The Company believes these factors partially offset the higher operating costs associated with higher formation pressures, salt water disposal and inland water well locations associated with the region. At December 31, 1998, the Company operated an aggregate of 23 gross (13.4 net) wells and was drilling 1 gross (0.50 net) well in this region, which was subsequently completed. The Company's weighted average working interest in these properties based on estimated proved reserves is approximately 56%. In 1998, the Harry S. Bourg #1 deep exploratory test was drilled to total depth. The well has been designated as a new completion in the Bayou Sauveur field. Development of the field will begin in the second quarter of 1999 with the drilling of the first appraisal well, which will test most of the sands encountered in the discovery well but at a structurally higher position.

         Offshore. The Company's operations in this region are primarily focused in the shallow waters of the Gulf of Mexico, offshore Texas, Louisiana and Alabama. The Company's share of proved reserves associated with these fields totals approximately 26.8 Bcfe at December 31, 1998. At December 31, 1998, the Company operated an aggregate of 34 gross (30.6 net) wells in this region and had an interest in 67 gross (37.7 net) wells with a weighted average working interest based on estimated proved reserves of approximately 74%.

JOINT VENTURE PARTNERSHIPS

         The Company participates in joint ventures with industry partners to accelerate the exploration and evaluation of its properties and to mitigate the risks associated with exploratory drilling projects.

         In December 1996, the Company entered into a joint venture with Williams Production, Gulf Coast Company ("Williams"), a unit of The Williams Companies, Inc., relating to the Company's south Louisiana properties. Pursuant to the terms and conditions of this joint venture, effective December 1, 1996, Williams purchased a 50% interest in the Company's 27,000 net acreage position in the Houma Embayment, including 50% of the Company's interest in 23 wells and related facilities in the Orange Grove/Humphreys and Ouiski Bayou fields, for a total purchase price of $20.5 million, a portion of which was committed under the joint venture to drill up to eight exploration wells in those areas. Together with Williams, the Company drilled 3 gross (1.5 net) wells in south Louisiana in 1998, of which 2 gross (1.0 net) were completed and are producing and 1 gross (0.5 net) resulted in a dry hole. Pursuant to the joint venture, the Company and Williams are expected to continue exploratory drilling in 1999 on their south Louisiana properties. However, the Company's participation in drilling these wells is at its discretion.

         The Company is involved in other joint ventures with third-party interest holders, including Fina Oil and Chemical Company, a subsidiary of FINA, Inc. ("Fina"), and Cobra Oil and Gas Corporation ("Cobra"). The Fina joint venture represents a joint exploration and development agreement covering an area of mutual interest (the "AMI") of approximately 400,000 acres in south Louisiana. The agreement provides for the parties to obtain 3-D seismic coverage over all mutually agreeable prospective lands within the AMI. To date, the Company and Fina have acquired 3-D seismic data covering approximately 450 square miles within the AMI. The Cobra program involves exploitation of approximately 68,000 acres in Texas, New Mexico, Arkansas, Louisiana and Alabama and includes 3-D seismic data covering approximately 975 square miles.

ESTIMATED PROVED RESERVES

         The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by the Company for the years ended December 31, 1996, 1997 and 1998, which were prepared by H.J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers.

                            ESTIMATED PROVED RESERVES

                                                                         YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------
                                                   1996                        1997                        1998
                                           ----------------------      ----------------------      ----------------------
                                             OIL           GAS           OIL           GAS          OIL            GAS
                                           (Mbbls)        (Mmcf)       (Mbbls)        (Mmcf)       (Mbbls)        (Mmcf)
                                           --------      --------      --------      --------      --------      --------
PROVED RESERVES:
   Beginning balance .................        1,387       196,273         1,466       297,634         2,953       354,867
   Revisions of previous estimates ...          (89)      (30,519)          106        21,831           (79)      (31,674)
   Purchases of reserves in place ....           57        30,844         1,351        51,712          --            --
   Extensions and discoveries ........          477       128,692           256        13,892         3,082         9,512
   Sale of reserves in place .........         (134)       (4,190)         --            --            (287)      (13,589)
   Production ........................         (232)      (23,466)         (226)      (30,202)         (375)      (35,557)
                                           --------      --------      --------      --------      --------      --------
     Ending balance ..................        1,466       297,634         2,953       354,867         5,294       283,559
                                           ========      ========      ========      ========      ========      ========
PROVED DEVELOPED RESERVES:
   Producing .........................          608       113,831         1,856       180,307         1,062       129,787
   Non-producing .....................          369        59,634           576        77,493           919        59,037
                                           --------      --------      --------      --------      --------      --------
     Total proved developed ..........          977       173,465         2,432       257,800         1,981       188,824
                                           ========      ========      ========      ========      ========      ========

         The estimates of proved reserves set forth in the above table were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves.

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

PRODUCTION, PRICE AND COST HISTORY

         The following table sets forth certain production data, average sales prices and average production expenses attributable to the Company's properties for 1996, 1997 and 1998. Detailed additional information concerning the Company's oil and natural gas production activities is contained in the Supplementary Information in Note 12 to the Consolidated Financial Statements included elsewhere in this Report.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------
                                                                                1996           1997           1998
                                                                             ----------     ----------     ----------
PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ...........................            232            226            375
   Natural gas (Mmcf) ..................................................         23,466         30,202         35,557
   Natural gas equivalent (Mmcfe) ......................................         24,858         31,558         37,807
AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hydrocarbons (per Bbl) .........................     $    22.11     $    19.34     $    13.09
   Natural gas (per Mcf, including effects of hedging) .................           2.30           2.27           2.09
   Natural gas equivalent (per Mcfe, including effects of hedging) .....           2.37           2.31           2.10
AVERAGE PRODUCTION EXPENSES PER MCFE ...................................     $      .43     $      .35     $      .53

PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 1998, the Company had leaseholdings comprising 174,556 gross (81,054 net) developed acres and 294,807 gross (90,703 net) undeveloped acres, all located within the continental United States. The oil and gas leases in which the Company has an interest are for varying primary terms and many, particularly in south Louisiana, require the payment of delay rentals in lieu of drilling operations. In north Louisiana, most of the Company's leasehold interests are held by production; that is, so long as natural gas and oil are produced from the properties covered thereby, the leases continue indefinitely. The leases may be surrendered at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals, if applicable.

         The following table sets forth the Company's ownership interests in its leaseholds as of December 31, 1998.

                                DEVELOPED(1)                  UNDEVELOPED(2)
                        -------------------------     --------------------------
                        GROSS ACRES     NET ACRES     GROSS ACRES      NET ACRES
                        -----------     ---------     -----------      --------
Louisiana ........         78,683         33,085        234,427         70,112
Texas ............         24,055          4,366         19,429          3,162
Offshore .........         58,840         38,772          2,830          1,054
Other states .....         12,978          4,831         38,121         16,375
                          -------        -------        -------        -------
   Total .........        174,556         81,054        294,807         90,703
                          =======        =======        =======        =======


     (1) Acres spaced or assignable to productive wells.

     (2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether that acreage contains proved reserves.

         As of December 31, 1998, the Company had working interests in 514 gross (213.0 net) productive gas wells and 70 gross (11.5 net) productive oil wells (including producing wells and wells capable of production).

EXPLORATION AND DEVELOPMENT

         The following table sets forth the number of gross and net productive and dry exploratory and development wells drilled by the Company.

                                                    YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------
                                            1996             1997             1998
                                        ------------     ------------     ------------
                                        GROSS   NET      GROSS   NET      GROSS   NET
                                        -----  -----     -----  -----     -----  -----
NORTH LOUISIANA:
   Exploratory wells:
     Oil ..........................        --     --        --     --        --     --
     Natural gas ..................        --     --        --     --         2    .72
     Dry ..........................        --     --        --     --        --     --
                                        -----  -----     -----  -----     -----  -----
     Total ........................        --     --        --     --         2    .72
                                        =====  =====     =====  =====     =====  =====

   Development wells:
     Oil ..........................         1    .03        --     --        --     --
     Natural gas ..................        65  31.63        82  34.96        43  20.68
     Dry ..........................         3   1.74        --     --         1    .46
                                        -----  -----     -----  -----     -----  -----
       Total ......................        69  33.40        82  34.96        44  21.14
                                        =====  =====     =====  =====     =====  =====

   Total north Louisiana:
     Producing ....................        66  31.66        82  34.96        45  21.40
     Dry ..........................         3   1.74        --     --         1    .46
                                        -----  -----     -----  -----     -----  -----
       Total ......................        69  33.40        82  34.96        46  21.86
                                        =====  =====     =====  =====     =====  =====

SOUTH LOUISIANA AND OTHER:
   Exploratory wells:
     Oil ..........................        --     --        --     --        --     --
     Natural gas ..................        --     --         9   3.50         6   1.81
     Dry ..........................        --     --         1    .50         7   3.22
                                        -----  -----     -----  -----     -----  -----
       Total ......................        --     --        10   4.00        13   5.03
                                        =====  =====     =====  =====     =====  =====

   Development wells:
     Oil ..........................        --     --        --     --         3    .04
     Natural gas ..................        --     --        --     --        --     --
     Dry ..........................        --     --        --     --        --     --
                                        -----  -----     -----  -----     -----  -----
       Total ......................        --     --        --     --         3    .04
                                        =====  =====     =====  =====     =====  =====

   Total south Louisiana and other:
     Producing ....................        --     --         9   3.50         9   1.85
     Dry ..........................        --     --         1    .50         7   3.22
                                        -----  -----     -----  -----     -----  -----
       Total ......................        --     --        10   4.00        16   5.07
                                        =====  =====     =====  =====     =====  =====

         As of December 31, 1998, the Company had 1 gross (0.34 net) development well in progress, in north Louisiana, and 1 gross (0.50 net) exploratory well in progress in south Louisiana. Subsequent to year-end 1998, the south Louisiana exploratory well (Bourg discovery) was completed as a producing well.

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

HEDGING OF NATURAL GAS

         The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The Company does not engage in speculative transactions. During 1998, the Company used price and basis swap agreements to hedge its exposure to possible declines in natural gas prices. Additional information concerning hedging activities of the Company during 1998 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 10 to the Consolidated Financial Statements contained elsewhere in this Report.

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

EMPLOYEES

         As of December 31, 1998, the Company had 68 employees. The Company's staff includes employees experienced in acquisitions, geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. None of the Company's employees are represented by a union. The Company has not experienced an interruption in its operations due to any labor dispute and believes that its working relationships with its employees are satisfactory.

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

         Regulation of Drilling and Production. Drilling and production operations of the Company are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. The federal leases are administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"), which are administered, along with the Bureau of Indian Affairs, by the federal Department of the Interior. These leases contain relatively standard terms and require compliance with detailed MMS and BLM regulations and orders, which are subject to change. In addition to permits required by other federal agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS or BLM prior to commencement of offshore or onshore drilling. States in which the Company owns and operates properties have varying laws and regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

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

RISK FACTORS

         The Company cautions that the following risk factors could affect its actual results in the future in addition to "Estimated Proved
Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows" included elsewhere in this Report.

         Substantial Leverage; Inability to Service Debt; Lack of Liquidity; Substantial Capital Requirements. As of December 31, 1998, the Company had $327.9 million principal amount of debt outstanding, stockholders' deficit of approximately $66.9 million and cash on hand of approximately $8.4 million. However, there can be no assurance that the Company will have sufficient funds to make all of its future debt service payments. Further, there can be no assurance that the Phillips transaction or the sale of the Notes will be consummated. If the Company does not consummate the Phillips transaction or the sale of the Notes, the Company may be unable to make its scheduled payments of principal and interest in 1999 and 2000. If that occurs, the Company may be required to refinance or restructure all or a portion of its indebtedness, to sell assets and to reduce or delay planned capital expenditures.

         In the currently depressed oil and natural gas commodity price environment, the Company has limited cash flow for capital expenditures. The ability of the Company to service its debt levels and finance capital expenditures depends significantly on various factors including an improved oil and natural gas commodity price environment. If the Company sells the Notes, it is not likely to have access to a revolving credit facility to supplement its cash needs.

         Following the Phillips and the Notes transactions, if consummated, the Company would continue to have significant debt outstanding and will be subject to various commodity and economic factors beyond its control that may have an impact on its ability to exploit its exploration prospects.

         The Company is dependent upon its ability to obtain financing for acquiring, exploring and developing oil and natural gas properties beyond its internally generated cash flow. Historically, the Company has financed these activities primarily through the issuance of debt and equity securities, through various credit facilities and with internally generated funds. The Company currently has plans for substantial capital expenditures to continue its development and exploration activities. The Company's ability to expend the capital necessary to undertake or complete future activities may be limited. No assurance can be given that the Company will have adequate funds available to it to carry out its strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

         Volatility of Oil, Natural Gas and Natural Gas Liquids Prices. The Company's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile. Oil prices in general have been depressed since the first quarter of 1998 while natural gas prices have fallen approximately 18% since November 1998. No assurance can be given as to when and if either oil or natural gas price may recover. The prices received by the Company for its oil, natural gas and natural gas liquids production and the levels of such production are subject to government regulation, legislation and policies. The Company's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of finding, acquiring, developing and producing reserves.

         Operating Hazards and Uninsured Risks. Oil and gas drilling activities are subject to numerous risks, many of which are uninsurable, including the risk that no commercially viable oil or natural gas production will be obtained; many of such risks are beyond the Company's control. The decision to purchase, explore or develop a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay such activity and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products. Although domestic drilling activity is currently at a relatively low level, resulting in less demand for such services and a general decrease in service costs, there can be no assurance that such market conditions will continue.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of the Company's stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S SECURITIES AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Preferred Stock are traded on the NASDAQ SmallCap Market under the symbols "KOGC" and "KOGCP." The price ranges presented below represent high and low sale prices for each quarter, as reported by the NASDAQ Stock Market. On October 16, 1998, the Company was moved from the NASDAQ National Market to the NASDAQ SmallCap Market due to the Company's failure to maintain the minimum per share price requirements. The Company has also received notice from NASDAQ that it is not in compliance with the NASDAQ rule regarding minimum stock price. If the Company's stock price does not trade at or above $1.00/share for ten consecutive days prior to April 23, 1999, the Company's stock is subject to delisting.

                                 KOGC COMMON STOCK             KOGC PREFERRED STOCK
                                    MARKET PRICES                   MARKET PRICES
                             --------------------------      ---------------------------
                                HIGH             LOW            HIGH              LOW
                             ----------      ----------      ----------        ---------
1996:
First quarter ..............  $ 3  5/16      $  1              $ 18 3/4        $  6 3/4
Second quarter..............    4               2  3/16          22 5/8          15 1/4
Third quarter...............    4   1/8           29/16          26              20 3/8
Fourth quarter..............    3   1/4           27/16          25              23 3/4

1997:
First quarter ..............  $ 3  1/16      $  1   7/8        $ 25 3/4        $ 23 3/4
Second quarter..............    3  1/16        11  1/16          26              22 1/2
Third quarter...............    3   1/4         2  3/16          26 7/8          24 1/4
Fourth quarter..............    3 15/16         2   1/8          25 1/2          21 1/2

1998:
First quarter ..............  $ 2 13/16      $  1   3/4        $ 25 3/4        $ 20 3/4
Second quarter..............    2 13/16         1 15/16          28 1/2          22
Third quarter...............    2  5/16         1                23 3/8          16
Fourth quarter..............    1   5/8           15/32          16 1/2           8

         As of the January 31, 1999, there were approximately 1,495 record holders of Common Stock and 120 record holders of Preferred Stock.

         Dividends on the Preferred Stock accrue quarterly at the rate of $.65625 per share. In January 1996, the Company announced the suspension of dividend payments on the Preferred Stock to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company's existing credit facility and the Company's indenture governing its 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") restrict the payment of future preferred dividends. As of February 1, 1999, the total amount of dividend payments in arrears was approximately $5.7 million, covering five quarters. Should the Company not pay dividends on the Preferred Stock for a period of six quarters, the holders of Preferred Stock, as a group, have the right to elect two additional directors to the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables present selected financial data for the Company that is derived from the audited consolidated financial statements of the Company. The historical financial information for the year ended December 31, 1995 reflects the Consolidation in February 1995. Prior to the Consolidation, the financial information reflects Kelley Oil's historical results of Operations. The impact of the acquisition of the SPR Properties is reflected in the selected financial data as of December 1, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1994         1995        1996          1997          1998
                                                     ---------    ---------   ----------     --------     ---------

INCOME STATEMENT DATA:
Oil and gas revenues..............................   $  16,822    $  36,998   $   60,854     $ 75,864     $  79,150
Interest and other income.........................       1,416        1,763        1,429          274           505
                                                     ---------    ---------   ----------     --------     ---------
   Total revenues   ..............................      18,238       38,761       62,283       76,138        79,655
                                                     ---------    ---------   ----------     --------     ---------
Production expenses...............................       3,760       10,835       10,709       10,955        19,878
Exploration expenses..............................       7,404       23,387        5,438        5,433        12,034
General and administrative expenses...............       5,172        7,030        8,953        6,875         7,077
Interest and other debt expenses..................       4,571       21,956       24,401       25,071        33,333
Restructuring expenses............................       1,814        1,115        4,276           --            --
Depreciation, depletion and amortization..........      20,474       35,591       20,440       25,853        38,602
Impairment of oil and gas properties(1)...........          --      150,138           --           --        25,738
                                                     ---------    ---------   ----------     --------     ---------
Income (loss) before income taxes and
   extraordinary item.............................     (24,957)    (211,291)     (11,934)       1,951       (57,007)
Provision for taxes...............................          --           --           --           --            --
                                                     ---------    ---------   ----------     --------     ---------
Net income (loss) before extraordinary item.......     (24,957)    (211,291)     (11,934)       1,951       (57,007)
Extraordinary loss(2).............................          --           --      (17,030)          --            --
                                                     ---------    ---------   ----------     --------     ---------
Net income (loss).................................   $ (24,957)   $(211,291)  $  (28,964)    $  1,951     $ (57,007)
                                                     =========    =========   ==========     ========     =========
Basic and diluted loss per common share
   before extraordinary item(3) ..................   $   (1.58)   $   (5.31)  $     (.18)    $   (.03)    $   (.49)
Basic and diluted loss per common share(3)........   $   (1.58)   $   (5.31)  $     (.37)    $   (.03)    $   (.49)
Weighted average common shares outstanding........      17,653        41,032      90,113      100,757      125,783

                                                                          AS OF DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                        1994         1995         1996         1997          1998
                                                     ---------    ---------     --------     --------     ---------
BALANCE SHEET DATA:
   Property and equipment, net....................   $  74,912    $ 128,642     $158,468     $293,613     $ 256,455
   Long term debt, excluding current maturities...      37,242      164,980      184,253      286,183       287,500
   Stockholders' equity (deficit).................      45,180      (45,568)     (30,535)      (5,621)      (66,939)
   Total assets...................................     106,513      151,342      189,227      322,602       286,197

-----------------------
     (1) Reflects noncash impairment charges against the carrying value of proved and unproved properties under SFAS 121. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."
     (2) Incurred in connection with the refinancing of the 13 1/2% Senior Notes and represents the excess of the aggregate purchase price of the 13 1/2% Senior Notes (including consent payments) over their carrying value as of the date the refinancing was consummated.
     (3) Dividends on the Company's cumulative preferred stock are deducted from "Net Income (Loss) Before Extraordinary Item" and "Net Income (Loss)" in calculating related per share amounts, whether or not declared, and amounted to $2.9 million, $6.6 million, $4.6 million, $4.6 million and $4.6 million for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

GENERAL

         Introduction. Kelley Oil & Gas Corporation and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition. The Company's 1998 operational activities were focused primarily on exploiting its north Louisiana properties and exploration activities on its south Louisiana acreage. In 1998, the Company drilled or participated in drilling 47 gross (21.2 net) development wells and 15 gross (5.8 net) exploratory wells of which 46 gross (20.7 net) and 8 gross (2.5 net), respectively, were completed as producing wells. The Company's most significant event was the drilling of the Harry S. Bourg #1 discovery well in Terrebonne Parish, Louisiana which added 21.4 bcfe of proved reserves to the Company's reserve base at year-end. The Company has a 50% working interest in this well.

         General Conditions of the Oil and Natural Gas Industry and Commodity Prices. The prices of oil and natural gas during recent months have fallen sharply and continue to reflect the volatility of commodity prices and the industry generally. The Company cannot predict future prices of oil and natural gas. Current low prices, if they continue, could adversely impact the Company's results of operations and liquidity. The success of the Company is in part dependent on factors outside the control of the Company, but which directly affect the financial condition of the Company, including capital market conditions and highly volatile oil and natural gas prices. Due to recent industry conditions, the Company, as others within the industry, has been required to reconsider its capital expenditures budgets, which could adversely impact production levels, and to evaluate various financing and strategic alternatives.

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The Company does not engage in speculative transactions. During 1998, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

         Through natural gas price swap agreements, the Company hedged approximately 49% of its natural gas production for 1998 at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. As of December 31, 1998, 5,400,000 Mmbtu's of natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. Additional hedging activities since December 31, 1998 have increased the volumes hedged in 1999 to 10,720,000 Mmbtu of natural gas at an average NYMEX quoted price of $2.15 per Mmbtu before transaction and transportation costs. As of December 31, 1998, 16,380,000 Mmbtu's of natural gas production for 1999 has been hedged by natural gas basis swap agreements. Hedging activities increased revenues by approximately $3.5 million in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1998, the unrealized gain on the Company's existing hedging instruments for future production months in 1999 approximated $2.5 million.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

         Years Ended December 31, 1998 and 1997. The Company's oil and gas revenues of $79.2 million for 1998 increased 4% compared to $75.9 million in 1997 primarily as a result of an increase in gas production 18%, partially offset by lower oil prices (32%) and gas prices (8%). The increase in gas production is primarily due to the Company's SPR acquisition and drilling activities in north Louisiana.

          Interest and other income increased from $0.3 million in 1997 to $0.5 million in 1998 primarily due to business interruption insurance proceeds related to hurricane disruptions on offshore properties.

         Production expenses for 1998 increased 81% to $19.9 million from $11.0 million in the prior year, resulting primarily from the SPR properties acquired during the fourth quarter of 1997 and higher current period workover expenses. Higher-cost production from the Gulf of Mexico properties acquired in the SPR acquisition contributed to a 78% increase in lifting costs (production expenses less ad valorem and severance taxes) per Mcfe to $.41 in 1998 as compared to $0.23 in 1997.

         Exploration expenses increased 122% from $5.4 million in 1997 to $12.0 million in 1998 due to increased dry hole, seismic and unproved property abandonment expenses and higher overhead allocated to exploration activities.

         General and administrative expenses of $7.1 million in 1998 increased 3% compared to $6.9 million last year. On a unit of production basis, general and administrative expenses were $0.19 per Mcfe in 1998 compared to $0.22 per Mcfe in 1997.

         Interest and other debt expenses of $33.3 million in 1998 increased 33% from $25.1 million in 1997. The increase in interest expense resulted primarily from higher average debt levels during the current period due to increased borrowings under the Credit Facility and issuance of the Series C Notes. In addition to its 1998 interest expense of $28.1 million, the Company recorded non-cash charges in 1998 of $2.2 million for amortization of debt issuance costs, $1.0 million for accretion of note discount and $2.0 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expense increased 49% from $25.9 million in 1997 to $38.6 million in 1998, as a result of higher 1998 production levels and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in 1997 to $1.01 in 1998.

         In 1998, under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recognized noncash impairment charges of $25.7 million against the carrying values of its proved and unproved oil and gas properties, aggregating $21.6 million and $4.1 million, respectively, for the year ended December 31, 1998 (see "Property Impairment under SFAS No. 121" in the "Notes to Consolidated Financial Statements").

         The Company recognized a net loss of $(57.0) million in 1998 and net income of $2.0 million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

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

         Production expenses for 1997 increased 3% to $11.0 million from $10.7 million in the prior year, primarily reflecting higher overall production levels. On a unit basis, lifting costs (production expenses less ad valorem and severance taxes) decreased to $0.23 per Mcfe in 1997 compared to $0.31 per Mcfe in 1996, primarily reflecting lower average costs on north Louisiana production, which is increasing in proportion to other higher cost production.

         Exploration expenses remained constant from 1996 to 1997 at $5.4 million. Increased dry hole expenses were offset by a reduction in lease rental expense reflecting the joint exploration agreement effective December 1996 in south Louisiana with Williams.

         General and administrative expenses of $6.9 million in 1997 decreased 23% compared to $9.0 million in 1996, reflecting efficiencies obtained in the realignment of the workforce. This decrease is somewhat offset by a reduction in 1997 in the level of general and administrative expenses either being capitalized or allocated to exploration expense. One a unit basis, general and administrative expenses were $0.22 per Mcfe in 1997 compared to $0.36 per Mcfe in 1996.

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

         The Company recognized net income of $2.0 million in 1997 and a net loss before extraordinary item of $(11.9) million in the prior year. The reasons for the earnings improvement are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company had $327.9 million principal amount of debt outstanding as of December 31, 1998 ($320 million recorded on the balance sheet), requiring approximately $29.1 million in annual cash interest payments. In addition, dividends on the Company's preferred stock accrue quarterly at a rate of $0.65625 per share. On April 14, 1998, the Board of Directors of the Company declared a dividend on the Company's preferred stock of $2.625 per share (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 for five quarters including February 1, 1999 aggregating approximately $5.7 million. Future dividends are restricted under both the Company existing Credit Facility and the indenture for the 10 3/8% Senior Subordinated Notes. However, the Company's outstanding preferred stock is cumulative, requires dividends to accumulate currently at the rate of $4.6 million annually and carries liquidation preferences over the Common Stock totaling $48.6 million at December 31, 1998, including such dividend arrearages. Furthermore, should the Company not pay dividends on the preferred stock for a period of six quarters the holders of preferred stock, as a group, have the right to elect two additional directors to the Company's Board of Directors.

         During 1998, the oil and gas industry experienced a worldwide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many companies in the oil and gas industry, including the Company, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. As discussed in Note 4 to the Consolidated Financial Statements, although the Company was in compliance with its Credit

Facility debt covenants at December 31, 1998, the Company was not in compliance as of March 31, 1999, which could result in all borrowings under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and the payment of other subordinated obligations being accelerated. In addition other long-term debt repayments of $34.1 million are scheduled to be made in December 1999. These uncertainties create substantial doubt about the Company's ability to continue its operations as a going concern. To address these liquidity issues, the Company is attempting to take the measures discussed in the following paragraphs.

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         In addition, the Company is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of the Company's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by the Company. The issuance of the Notes will be conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all. Following the issuance of the Notes, the Company likely will not have access to a revolving credit facility to supplement its cash needs and its ability to incur additional indebtedness will be substantially limited.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, the Company believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, the Company will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.

         Liquidity. Net cash provided by operating activities, before working capital adjustments, during 1998 aggregated $24.6 million. Funds used in investing activities were comprised of capital expenditures of $56.6 million partially offset by property sales of $17.4 million. Funds provided by financing activities were comprised of net borrowing repayments of $0.2 million, proceeds from the sale of notes of $29.5 million and payment of preferred dividends of $4.6 million. Cash equivalents increased from $0.2 million at December 31, 1997 to $8.4 million as of December 31, 1998. As of December 31, 1998, the Company had a working capital deficit of $37.4 million, compared to a working capital deficit of $15.2 million at the end of 1997. The increased deficit is primarily a result of the reclassification of the 7 7/8% bonds, which are redeemable on December 15, 1999, to current portion of long-term debt.

         The following table sets forth on an unaudited basis net cash provided by operating activities before working capital adjustments, net cash used in investing activities and EBITDAX.

                                 (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                         1996              1997             1998
                                                                       ---------        ---------         --------

Net cash provided by operating activities before
   working capital adjustments.....................................    $  23,214        $  37,534         $  24,603
Net cash used in investing activities..............................      (53,392)        (164,275)          (39,216)
EBITDAX(1).........................................................       42,621           58,308            52,700

     (1) EBITDAX is calculated as net income (loss) before extraordinary items, excluding interest expense and other debt expenses, income taxes, exploration expenses, restructuring expense, depletion, depreciation, amortization, and impairment of oil and gas properties. EBITDAX is not a measure of cash flow as determined by generally accepted accounting principles ("GAAP"). The Company has included information concerning EBITDAX because EBITDAX is a measure used by certain investors in determining a company's historical ability to service its indebtedness. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP as an indicator of the Company's operating performance or liquidity. EBITDAX is not necessarily comparable to a similarly titled measure of another company.

         On July 24, 1998, the Company sold, effective June 1, 1998, its entire interest in the Waskom field in Harrison County, Texas for total consideration of $17.4 million (before purchase price adjustment). These non-core assets were acquired by the Company in the December 1997 asset purchase from SPR. The properties were producing approximately 4.5 million cubic feet equivalent per day. See Capital Resources.

         Capital Resources. The Company's bank credit facility provides for a maximum $140.0 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable on December 1, 2000 (the "Credit Facility"). Availability under the Credit Facility is limited to a borrowing base (the "Borrowing Base") determined by, among other things, the proved oil and natural gas reserves and other assets of the borrowers and the value of those reserves based on the underlying prices for oil and natural gas. The Borrowing Base is redetermined at least semiannually by the agent under the Credit Facility, with the consent of 100% of the lenders, and may be redetermined more frequently at the election of the lenders or the borrowers. On April 14, 1998, the Borrowing Base was set at $138 million and the threshold amount (the "Threshold Amount"), which is the amount that would ordinarily be made available by the lenders to a similar borrower under a borrowing base, was set at $125 million. Following the Company's sale of its interest in the Waskom field in July, 1998, the Borrowing Base and Threshold Amount were reduced to $130 million and $117 million, respectively. As provided in the Credit Facility, on November 1, 1998 the Borrowing Base was reduced to equal the Threshold Amount of $117 million.

         On December 29, 1998, the Borrowing Base under the Credit Facility was maintained at $117 million and certain terms were amended, including (i) an increase in the margin borrowing rate to 250 basis points over LIBOR, (ii) a reduction in the grace periods available under certain default provisions, (iii) a change in the definition of majority banks for purposes of setting the semi-annual Borrowing Base and implementing other provisions from 75% to 100% and (iv) a reduction in the time allowed to cure a Borrowing Base deficiency.

         At December 31, 1998, $111.5 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month. Accordingly, outstanding balances under the Credit Facility may be higher on any given day during the month than at the end of the month.

         As provided in the Credit Facility, a review of the Borrowing Base is scheduled to be performed by the Company's banks by May 1, 1999. While the amount of the Borrowing Base will not be known until such time as the banks make the redetermination, the Company has been advised that the redetermination likely will result in the Borrowing Base being lowered. If the Borrowing Base were to be lowered below the level of outstanding advances, the Company would be required to repay 100% of the excess within thirty days. Further, no additional borrowings would be available to the Company under the Credit Facility until amounts outstanding are less than the Borrowing Base.

         Further, under the current terms of the Credit Facility, certain of the Company's financial covenants thereunder become more restrictive in future periods. Specifically, the interest coverage ratio increases from 2.0/1 to 2.25/1 beginning with the rolling four quarters ended March 31, 1999. The Company was not in compliance with this covenant under the Credit Facility as of March 31, 1999. If the Company is not successful in either finding alternative financing or negotiating a waiver of such noncompliance, all borrowings under the Credit Facility could be declared immediately due and payable, the Credit Facility being terminated and the payment of other subordinated obligations being accelerated. The indebtedness under the Credit Facility is secured by substantially all of the oil and natural gas assets of the Company.

         Included in the outstanding debt at December 31, 1998 was $30.0 million principal amount of the Company's Series C Notes issued in May 1998 at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Credit Facility. See Note 3 - Long Term Debt in the Notes to Consolidated Financial Statements contained in this Report for further discussion. The Series C Notes were sold pursuant to Rule 144A of the Securities Act of 1933. The Company has registered under the Securities Act, notes identical in terms to the Series C Notes ("Series D Notes") and completed the exchange of the Series C Notes for the Series D Notes on November 12, 1998.

         In addition to long-term debt requiring principal payments of $34.6 million in December 1999, the Company has long-term debt obligations in the aggregate principal amounts at maturity of $26.9 million maturing in April 2000. The Company anticipates that it will meet this obligation with net proceeds form oil and natural gas property sales. The Company can provide no assurance that such property sales will be completed or that, if completed, will provide sufficient proceeds to repay this outstanding long term debt.

         Capital Commitments. The Company's 1999 capital expenditure budget provides for $10.0 million to be expended on development drilling primarily in north Louisiana and on the Bayou Sauveur field (Bourg prospect) in south Louisiana and $5.0 million to be expended on exploratory prospects primarily in south Louisiana and the shallow waters of the Gulf of Mexico. However, the Company's ability to fund its 1999 capital expenditure budget will depend on the actual amount of cash flow from operations and proceeds from oil and gas property sales.

         During 1998, the Company participated in drilling 62 gross (26.93 net) wells, of which 54 gross (23.25 net) wells were completed. The 1998 drilling performance reflects lower risk operations in north Louisiana and past exploratory successes in south Louisiana. The Company, with its partners, continues exploration activities in south Louisiana. As of December 31, 1998, the Company was participating in the drilling or completing of 2 gross (0.84 net) wells.

         Year 2000. The Company has instigated reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by the Company, its vendors, and customers are unable to process year 2000 data. The planning phase is completed and the Company is nearing completion of internal corrective measures.

         The Company is working closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. Currently, more than 90% of the critical Year 2000 internal systems issues have been tested and corrected. The remainder are expected to be installed and tested by the end of the third quarter of 1999.

         The Company has identified those vendors and others that it believes provide material services or are vital to its business. Discussions with these companies to determine their Year 2000 readiness are expected to be completed in the second quarter 1999. By mid-year 1999 the Company plans to have completed its Year 2000 review and implemented necessary corrective measures.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to the Company and has been limited to use of Company and vendor personnel for review and implementation of corrective measures. The Company expects the remainder of the Year 2000 review and corrective measures to not involve significant costs.

         Based on assessments to date and compliance plans in progress, nothing has come to the attention of management to cause it to believe that Year 2000 issues, including the cost of implementing corrective measures, will have an adverse material impact on the business or operations of the Company. Nevertheless, as indicated above, achieving Year 2000 readiness is subject to risk and uncertainties, especially regarding third parties, and there can be no assurance the Company will not be adversely affected by Year 2000 issues.

         The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Act.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by the Company during the periods indicated.

                                                                                          AVERAGE         AVERAGE
                                                                                         OIL PRICE        GAS PRICE
                                                                                          ($/BBL)         ($/MCF)
                                                                                         ---------        ---------
YEAR ENDED:
   December 31, 1998 ...........................................................        $  13.09          $  2.09
   December 31, 1997............................................................           19.34             2.27
   December 31, 1996............................................................           22.11             2.30

ITEM 7A.   MARKET RISK DISCLOSURE

         The Company is exposed to market risk from changes in interest rates and commodity prices. The Company uses its Credit Facility and Senior and Subordinated debt instruments to finance a significant portion of its operations. The Company's exposure to market risk for interest rate changes relates to its Credit Facility variable rate debt. In the normal course of business the Company enters into hedging transactions, including natural gas price and basis swap agreements, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In 1998, the Company used price and basis swap agreements to reduce exposure to downward price fluctuations for its natural gas production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and basis swap agreements, the table presents notional amounts in Mmbtu's and weighted average prices for contracts in place at December 31, 1998. The information presented below should be read in conjunction with Note 4 and Note 10 to the Consolidated Financial Statements (amounts in thousands otherwise indicated).

                                                  MATURITY DATE
                                 -----------------------------------------------------                                 FAIR VALUE
                                    1999        2000       2001       2002      2003    THEREAFTER       TOTAL         @ 12/31/98
                                 ---------   ---------  ---------  ---------  --------  ----------     ----------      ----------

Variable Debt:
   Credit Facility
   (Maturity) 7.03%(1).......                $ 111,500                                                  $ 111,500      $ 111,500

Fixed Debt:
   13.50% (Maturity).........    $      435                                                                   435            431
   7.88% (Maturity)..........        34,147                                                                34,147         15,366
   8.50% (Maturity)..........                   26,856                                                     26,856         12,085
   10.38% (Maturity).........                                                           $ 155,000         155,000        111,600
                                 ----------  ---------                                  ---------       ---------      ---------
Total Maturity...............    $   34,582  $ 138,356                                  $ 155,000       $ 327,938      $ 250,982
                                 ==========  =========                                  =========       =========      =========
Blended weighted
   average interest rate.....          7.95%       8.5%                                     10.38%

Commodity price
   derivatives:
Price swaps:
   Notional amounts
       (Mmbtu's) .............    5,400,000
   Weighted average price.....  $      2.36
   Fair value at 12/31/98(2)..                                                                                         $   2,506

Basis swaps:
   Notional amounts
       (Mmbtu's) .............   16,380,000
   Margin differential(3).....  $     (0.01)
   Fair value at 12/31/98(2)..                                                                                         $    (142)


(1) Reflects the weighted average interest rate on borrowings outstanding at December 31, 1998.
(2)  Represents estimated amounts to settle the contracts at December 31, 1998.
(3)  Estimated weighted average margin differential at December 31, 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES:                                                                PAGE
                                                                                                              ----

   Independent Auditors' Report..............................................................................  27
   Consolidated Balance Sheets - December 31, 1997 and 1998..................................................  28
   Consolidated Statements of Income (Loss) - For the years ended December 31, 1996, 1997 and 1998...........  29
   Consolidated Statements of Cash Flows - For the years ended December 31, 1996, 1997 and 1998..............  30
   Consolidated Statements of Changes in Stockholders' Deficit - For the years ended
     December 31, 1996, 1997 and 1998........................................................................  31
   Notes to Consolidated Financial Statements................................................................  32

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kelley Oil & Gas Corporation:


         We have audited the accompanying consolidated balance sheets of Kelley Oil & Gas Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income (loss), cash flows, and changes in stockholders' deficit for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements for the year ended December 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's liquidity issues and difficulties in meeting certain loan agreement covenants raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE LLP

Houston, Texas
April 13, 1999

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       DECEMBER 31,
                                                                                                -------------------------
                                                                                                  1997             1998
                                                                                                ---------       ---------

ASSETS:
   Cash and cash equivalents .............................................................      $     162       $   8,435
   Accounts receivable ...................................................................         24,566          18,071
   Accounts receivable - drilling programs ...............................................            718             624
   Prepaid expenses and other current assets .............................................          1,412           1,121
                                                                                                ---------       ---------
     Total current assets ................................................................         26,858          28,251
                                                                                                ---------       ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net ............................................................         49,854          38,293
     Properties subject to amortization ..................................................        463,263         496,686
   Pipelines and other transportation assets, at cost ....................................          4,690           1,582
   Furniture, fixtures and equipment .....................................................          2,969           3,554
                                                                                                ---------       ---------
                                                                                                  520,776         540,115
   Less:  Accumulated depreciation, depletion and amortization ...........................       (227,163)       (283,660)
                                                                                                ---------       ---------
     Total property and equipment, net ...................................................        293,613         256,455
   Other non-current assets, net .........................................................          2,131           1,491
                                                                                                ---------       ---------
     Total assets ........................................................................      $ 322,602       $ 286,197
                                                                                                =========       =========

LIABILITIES:
   Accounts payable and accrued expenses .................................................      $  41,474       $  33,113
   Accounts payable - drilling programs ..................................................            566             272
   Current portion of long-term debt .....................................................           --            32,251
                                                                                                ---------       ---------
     Total current liabilities ...........................................................         42,040          65,636
                                                                                                ---------       ---------
   Long term debt ........................................................................        286,183         287,500
                                                                                                ---------       ---------
     Total liabilities ...................................................................        328,223         353,136
                                                                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 20,000,000 shares authorized at December
     31, 1997 and 1998; 1,745,443 and 1,733,628 shares issued and outstanding at
     December 31, 1997 and 1998, respectively
     (liquidation value $48,977 and $48,633, respectively) ...............................          2,618           2,600
   Common stock, $.01 par value, 200,000,000 shares authorized at December 31,
     1997 and 1998; 125,709,093 and 126,022,235 shares issued and outstanding at
     December 31, 1997 and 1998, respectively ............................................          1,257           1,260
   Additional paid-in capital ............................................................        300,367         300,653
   Accumulated deficit ...................................................................       (309,863)       (371,452)
                                                                                                ---------       ---------
     Total stockholders' deficit .........................................................         (5,621)        (66,939)
                                                                                                ---------       ---------
     Total liabilities and stockholders' deficit .........................................      $ 322,602       $ 286,197
                                                                                                =========       =========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                   1996             1997           1998
                                                                                 ---------       ---------       ---------

REVENUES:
   Oil and gas revenues ...................................................      $  60,854       $  75,864       $  79,150
   Interest and other income ..............................................          1,429             274             505
                                                                                 ---------       ---------       ---------
   Total revenues .........................................................         62,283          76,138          79,655
                                                                                 ---------       ---------       ---------

COSTS AND EXPENSES:
   Production expenses ....................................................         10,709          10,955          19,878
   Exploration expenses ...................................................          5,438           5,433          12,034
   General and administrative expenses ....................................          8,953           6,875           7,077
   Interest and other debt expenses .......................................         24,401          25,071          33,333
   Restructuring expenses .................................................          4,276              --              --
   Depreciation, depletion and amortization ...............................         20,440          25,853          38,602
   Impairment of oil and gas properties ...................................             --              --          25,738
                                                                                 ---------       ---------       ---------
   Total expenses .........................................................         74,217          74,187         136,662
                                                                                 ---------       ---------       ---------

Income (loss) before income taxes and extraordinary item ..................        (11,934)          1,951         (57,007)
   Income taxes ...........................................................             --              --              --
                                                                                 ---------       ---------       ---------
Net income (loss) before extraordinary item ...............................        (11,934)          1,951         (57,007)
   Extraordinary item .....................................................        (17,030)             --              --
                                                                                 ---------       ---------       ---------
Net income (loss) .........................................................        (28,964)          1,951         (57,007)
   Less: cumulative preferred stock dividends .............................         (4,582)         (4,582)         (4,550)
                                                                                 ---------       ---------       ---------
Net loss applicable to common stock .......................................      $ (33,546)      $  (2,631)      $ (61,557)
                                                                                 =========       =========       =========

Basic and diluted loss per common share before extraordinary item .........      $    (.18)      $    (.03)      $   (0.49)
                                                                                 =========       =========       =========

Basic and diluted loss per common share ...................................      $    (.37)      $    (.03)      $   (0.49)
                                                                                 =========       =========       =========

Weighted average common shares outstanding ................................         90,113         100,757         125,783
                                                                                 =========       =========       =========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                    1996           1997             1998
                                                                                 ---------       ---------       ---------

OPERATING ACTIVITIES:
   Net income (loss) ......................................................      $ (28,964)      $   1,951       $ (57,007)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .............................         20,440          25,853          38,602
     Impairment of oil and gas properties .................................             --              --          25,738
     Gain on sale of properties ...........................................           (176)             --              --
     Exploration expenses .................................................          5,438           5,433          12,034
     Accretion and amortization of other debt expenses ....................          5,170           4,297           5,236
     Restructuring expenses ...............................................          4,276              --              --
     Extraordinary loss ...................................................         17,030              --              --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable
       and other current assets ...........................................         (9,054)         (1,297)          6,880
     Increase in other non-current assets .................................         (1,945)         (1,203)           (526)
     Increase (decrease) in accounts payable and accrued expenses .........         (2,953)          4,570          (8,655)
                                                                                 ---------       ---------       ---------
   Net cash provided by operating activities ..............................          9,262          39,604          22,302
                                                                                 ---------       ---------       ---------

INVESTING ACTIVITIES:
   Capital expenditures ...................................................        (47,601)        (53,140)        (56,579)
   Acquisition of oil and gas properties ..................................        (11,594)       (111,135)             --
   Proceeds from sale of properties .......................................          5,803              --          17,363
                                                                                 ---------       ---------       ---------
   Net cash used in investing activities ..................................        (53,392)       (164,275)        (39,216)
                                                                                 ---------       ---------       ---------

FINANCING ACTIVITIES:
   Proceeds from long term borrowings .....................................         50,000         180,500         119,100
   Principal payments on long term borrowings .............................        (58,500)        (82,700)       (118,900)
   Proceeds from sale of notes, net .......................................        120,938              --          29,526
   Debenture conversion costs .............................................         (1,100)             --              --
   Proceeds from sale of common stock, net ................................         43,998          27,545             273
   Proceeds from conversion of preferred stock ............................             --              --              (2)
   Retirement of notes ....................................................       (113,488)             --            (228)
   Dividends on preferred stock ...........................................             --          (4,582)         (4,582)
                                                                                 ---------       ---------       ---------
   Net cash provided by financing activities ..............................         41,848         120,763          25,187
                                                                                 ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents ..........................         (2,282)         (3,908)          8,273
Cash and cash equivalents, beginning of period ............................          6,352           4,070             162
                                                                                 ---------       ---------       ---------
Cash and cash equivalents, end of period ..................................      $   4,070       $     162       $   8,435
                                                                                 =========       =========       =========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  ADDITIONAL
                                                                      PREFERRED       COMMON        PAID IN      ACCUMULATED
                                                                         STOCK        STOCK         CAPITAL        DEFICIT
                                                                      ---------     ---------     ----------     -----------

Stockholders' deficit at January 1, 1996 ........................      $ 6,456      $     440      $ 225,804       $(278,268)

Issuance of 48,000 shares of common stock in
   Contour Transaction ..........................................           --            480         47,520              --
Conversion of 697 shares of preferred stock into
   4,355 shares of common stock .................................       (1,045)            44          1,001              --
Conversion of 1,862 shares of preferred stock into
   1,862 shares of common stock .................................       (2,793)            19          2,774              --
Issuance of 36 shares of common stock pursuant to
   employee incentive stock options .............................           --             --             62              --
Syndication costs ...............................................           --             --         (4,065)             --
Net loss ........................................................           --             --             --         (28,964)
                                                                       -------      ---------      ---------       ---------
   BALANCE AT DECEMBER 31, 1996 .................................        2,618            983        273,096        (307,232)
                                                                       -------      ---------      ---------       ---------

Issuance of 27,000 shares of common stock in
   Contour Transaction ..........................................           --            270         26,730              --
Issuance of 415 shares of common stock pursuant to
   employee incentive stock options .............................           --              4            541              --
Preferred stock dividends .......................................           --             --             --          (4,582)
Net income ......................................................           --             --             --           1,951
                                                                       -------      ---------      ---------       ---------
   BALANCE AT DECEMBER 31, 1997 .................................        2,618          1,257        300,367        (309,863)
                                                                       -------      ---------      ---------       ---------

Conversion of 11,815 shares of preferred stock
   into 40,976 share of common stock ............................          (18)             1             17              --
Issuance of 272,166 shares of common stock pursuant to
   employee incentive stock options .............................           --              2            269              --
Preferred stock dividends .......................................           --             --             --          (4,582)
Net loss ........................................................           --             --             --         (57,007)
                                                                       -------      ---------      ---------       ---------
   BALANCE AT DECEMBER 31, 1998 .................................      $ 2,600      $   1,260      $ 300,653       $(371,452)
                                                                       =======      =========      =========       =========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INDUSTRY CONDITIONS AND LIQUIDITY

         During 1998, the oil and gas industry experienced a worldwide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many companies in the oil and gas industry, including the Company, experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. As discussed in Note 4 to the Consolidated Financial Statements, although the Company was in compliance with its Credit Facility debt covenants at December 31, 1998, the Company was not in compliance as of March 31, 1999, which could result in all borrowings under such Credit Facility being declared immediately due and payable and the Credit Facility being terminated and the payment of other subordinated obligations being accelerated. In addition other long-term debt repayments of $34.1 million are scheduled to be made in December 1999. These uncertainties create substantial doubt about the Company's ability to continue its operations as a going concern. To address these liquidity issues, the Company is attempting to take the measures discussed in the following paragraphs.

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company will: (1) receive an $83 million cash payment (subject to certain post-closing adjustments), (2) retain a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess production above such royalty interest and (3) retain 25% of its working interest in the Cotton Valley formation. In addition, Phillips will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The effective date of the transaction will be May 1, 1999 and is scheduled to close on April 30, 1999, subject to the parties obtaining required consents and meeting substantial closing requirements.

         In addition, the Company is negotiating a private offering of debt securities (the "Notes"), the net proceeds which will be used to repay all amounts outstanding under its Credit Facility, and some of which proceeds may be used to redeem or otherwise retire a portion of the outstanding convertible subordinated indebtedness. If issued, the Notes will be secured by a first lien on substantially all of the Company's proved crude oil and natural gas properties and guaranteed by three entities wholly-owned by the Company. The issuance of the Notes will be conditioned upon the completion of the transaction with Phillips noted in the preceding paragraph and upon the completion of certain other conditions. There can be no assurance that the issuance of the Notes will be consummated on such terms, or at all. Following the issuance of the Notes, the Company likely will not have access to a revolving credit facility to supplement its cash needs and its ability to incur additional indebtedness will be substantially limited.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors beyond its control, the Company believes the net cash proceeds from the Phillips transaction and issuance of the Notes, if consummated, in conjunction with cash on hand and cash flow from operations will be sufficient to provide adequate working capital and fund its capital expenditure program during 1999. However, the Company will continue to have significant debt outstanding and industry conditions beyond its control may adversely affect its results of operations and financial condition.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations. Kelley Oil & Gas Corporation (a Delaware Corporation), its corporate subsidiaries and proportionate partnership interests are referred to herein as the "Company". The Company is an independent oil & gas company engaged in the exploration, development and acquisition of domestic oil and gas properties, principally in the Gulf Coast region and northern Louisiana.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash payments attributable to interest on all indebtedness aggregated $19.2 million, $19.6 million and $26.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

         Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, payables and long term debt. As of December 31, 1998, the estimated fair value of the Company's long-term debt was $251 million. The fair value of such long-term debt has been estimated based on quoted market prices and the Black-Scholes pricing model. The carrying amount of the Company's other financial instruments approximates fair value.

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

         Property Impairment under SFAS 121. Under Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Company performed an assessment of the fair value of its oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. The fair value of the Company's unproved properties was predicated on current acreage cost estimates. Based on this analysis, the Company recognized noncash impairment charges against the carrying values of its proved and unproved oil and gas properties under SFAS 121 aggregating $21.6 million and $4.1 million, respectively, at December 31, 1998.

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

          Oil and Gas Revenues. The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's production entitlement. Revenues from gas marketing, net of cost of gas sold, are included in oil and gas revenues and amounted to $1.8 million, $2.8 million and $1.3 million for the years ended December 31, 1996, 1997 and 1998, respectively.

         Earnings per Share. In 1997, the Company implemented the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires restatement for all prior-period EPS data presented. The basic loss per common share before extraordinary item and basic loss per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively, less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective years. The extraordinary loss per common share for the year ended 1996 was $0.19. In calculating diluted income
(loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the years ended December 31, 1996, 1997 and 1998, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities which could impact EPS in the future include stock options granted to employees to purchase 4.5 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 2.5 million and 1.4 million common shares, respectively, and the Company's $2.625 Convertible Preferred Stock ("Preferred Stock") which can be can be converted into 6.0 million common shares.

         Stock Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for stock option and purchase plans. Under APB 25, compensation expense, if any, is based on the intrinsic value of the equity instrument at the measurement date. The Company has not recognized any compensation expense because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant.

         Derivatives and Hedging Activities. See Note 10 for a discussion of the Company's accounting policies related to hedging activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

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

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 1998, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

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

         Changes in Presentation. Certain financial statement items in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTIES

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

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               (UNAUDITED)
                                                                                      -----------------------------
                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                          1996              1997
                                                                                      -----------       -----------

Revenues.........................................................................     $   112,936       $   112,142
Income (loss) before extraordinary item..........................................         (12,484)            1,315
Net income (loss)................................................................         (29,514)            1,315
Loss per common share............................................................           (0.29)           (0.03)

NOTE 4 - LONG TERM DEBT

         Long Term Debt. The Company's long term debt at December 31, 1997 and 1998 is comprised of the following:

                                 (IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                          1997              1998
                                                                                       ----------        ----------

Bank credit facilities............................................................     $  111,300        $  111,500
13 1/2% Senior Notes..............................................................            435               435
10 3/8% Senior Subordinated Notes.................................................        120,615           150,662
7 7/8% Convertible Subordinated Notes.............................................         29,710            31,816
8 1/2% Convertible Subordinated Debentures........................................         24,123            25,338
                                                                                       ----------        ----------
                                                                                          286,183           319,751
   Less current maturities........................................................             --           (32,251)
                                                                                       ----------        -----------
                                                                                       $  286,183        $  287,500
                                                                                       ==========        ==========

         Bank Credit Facilities. The Company replaced its prior credit facility with a new credit facility effective as of December 12, 1996 (the "Credit Facility") that was subsequently amended and restated in connection with the SPR Acquisition effective December 1, 1997. The borrowers under the Credit Facility are the Company, Kelley Oil Corporation ("Kelley Oil") and Kelley Operating Company, Ltd., with Concorde Gas Marketing, Inc. (a wholly-owned subsidiary of the Company) and the Company's subsidiary partnerships as guarantors.

         The Credit Facility provides for a maximum $140 million revolving credit loan and matures, with all amounts owed thereunder becoming due and payable on December 1, 2000. Availability under the Credit Facility is limited to a borrowing base determined by, among other things, the proved oil and natural gas reserves and other assets of the borrowers and the value of those reserves based on the underlying prices for oil and natural gas. The Borrowing Base is redetermined at least semiannually by the Agent under the Credit Facility, with the consent of 100% of the lenders, and may be redetermined more frequently at the election of the lenders or the borrowers. On April 14, 1998, the

Borrowing Base was set at $138 million and the threshold amount (the "Threshold Amount"), which is the amount that would ordinarily be made available by the lenders to a similar borrower under a borrowing base, was set at $125 million. Following the Company's sale of its interest in the Waskom field in July 1998, the Borrowing Base and Threshold Amount were reduced to $130 million and $117 million, respectively. As provided in the Credit Facility, on November 1, 1998 the Borrowing Base was reduced to equal the Threshold Amount of $117 million.

         On December 29, 1998 the Borrowing Base under the Credit Facility was maintained at $117 million and certain terms were amended, including: (i) an increase in the margin borrowing rate to 250 basis points over LIBOR, (ii) a reduction in the grace periods available under certain default provisions, (iii) a change in the definition of majority banks for purposes of setting the semi-annual Borrowing Base and implementing other provisions from 75% to 100%, and (iv) a reduction in the time allowed to cure a Borrowing Base deficiency to 30 days.

         At December 31, 1998, $111.5 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month. Accordingly, outstanding balances under the Credit Facility may be higher on any given day during the month than at the end of the month.

         As provided in the Credit Facility, a review of the Borrowing Base is expected to be performed by the Company's banks by May 1, 1999. While the amount of the Borrowing Base will not be known until such time as the banks make the redetermination, the Company has been advised that the redetermination likely will result in the Borrowing Base being lowered. If the Borrowing Base were to be lowered below the level of outstanding advances, the Company would be required to repay 100% of the excess within thirty days. Further, no additional borrowings would be available to the Company under the Credit Facility until amounts outstanding are less than the Borrowing Base.

         Further, under the current terms of the Credit Facility, certain of the Company's financial covenants thereunder become more restrictive in future periods. Specifically, the interest coverage ratio increases from 2.0/1 to 2.25/1 beginning with the rolling four quarters ended March 31, 1999. The Company was not in compliance with this covenant under the Credit Facility as of March 31, 1999, which could result in all borrowings under the Credit Facility being declared immediately due and payable, the Credit Facility being terminated and the payment of other subordinated obligations being accelerated. The indebtedness under the Credit Facility is secured by substantially all of the oil and natural gas assets of the Company. The weighted average interest rate on borrowings outstanding at December 31, 1998 under the Credit Facility was 7.03%.

         In addition to the $140 million revolving credit loan, at December 31, 1997 the Credit Facility, as amended, provided a $32.3 million term loan ("Term Loan Facility") for use by the Company in the event that holders of the Company's 7 7/8% Convertible Subordinated Notes exercised their redemption right that occurred in connection with the exercise by Contour of its option to purchase additional common shares of the Company. Holders of $0.2 million of these notes exercised their redemption right in January 1998, and as a result, the Term Loan Facility was terminated without being used on January 23, 1998.

         So long as no default or event of default (as defined in the Credit Facility) is continuing, borrowings under the Credit Facility, as amended, bear interest, at the option of the borrowers, at either (i) LIBOR plus 2.5% or (ii) the higher of (a) the agent's prime rate plus 1.1% and (b) the federal funds rate plus 1.5%. The Borrowers incur a quarterly commitment fee of 0.50% per annum on the average unused portion of the borrowing base.

         The Credit Facility contains covenants which, among other things, limit the amount of debt the Company may incur, limit the placement of liens on its assets, limit lease transactions, limit its ability to enter into certain hedging transactions, restrict its ability to merge with or into another person and prevent it from prepaying certain subordinated indebtedness unless certain conditions are met. The Credit Facility also restricts the payment of dividends. Further, certain covenants require that, for specified periods, the Company maintain specified ratios between EBITDAX and senior indebtedness and EBITDAX and interest on indebtedness.

         1996 Fourth Quarter Extraordinary Loss. Pursuant to an offer to purchase and consent solicitation, dated September 24, 1996, as amended , the Company offered to purchase for cash up to the aggregate principal amount of $100 million of its 13 1/2% Senior Notes at a cash price equal to $1,110 per $1,000 principal amount, plus interest accrued and unpaid through the payment date. In conjunction with the offering, the Company also solicited consents to the adoption of certain amendments to the 13 1/2% Senior Notes indenture pursuant to which the 13 1/2% Senior Notes were issued, and offered to pay each consenting holder of the 13 1/2% Senior Notes, $30 for each $1,000 principal amount of the 13 1/2% Senior Notes consenting. The Company received the requisite consents which allowed it to amend the 13 1/2% Senior Notes indenture on October 28, 1996. The Company also received tenders from holders of approximately $99.6 million principal amount of the 13 1/2% Senior Notes. These transactions resulted in an extraordinary loss in the fourth quarter of 1996 of $17.0 million, representing the excess of the aggregate purchase price of the 13 1/2% Notes (including Consent Payments) over their carrying value as of the date of the consummation of the refinancing.

         10 3/8% Senior Subordinated Notes. In connection with the refinancing of the 13 1/2% Senior Notes, the Company issued an aggregate principal amount of $125.0 million of 10 3/8% Senior Subordinated Notes due 2006 (the "10 3/8% Senior Subordinated Notes"). The 10 3/8% Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining from 105.19% in 2001 to 100% in 2003 and thereafter. The Company may redeem up to 35% of the principal amount of the 10 3/8% Senior Subordinated Notes before October 15, 1999 with the proceeds of an equity offering (provided that either at least $75.0 million aggregate principal amount of such notes remains outstanding or such redemption retires such notes in their entirety). The 10 3/8% Senior Subordinated Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holder of the 10 3/8% Senior Subordinated Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined. Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company, Ltd., an indirect wholly-owned partnership of the Company are guarantors of the 10 3/8% Senior Subordinated Notes.

         On February 3, 1997, the Company completed an exchange of $125.0 million aggregate principal amount of publicly registered 10 3/8% Senior Subordinated Notes, Series B, for all of the then outstanding Series A notes. The Series B notes were substantially identical to the Series A notes.

         In May 1998, the Company sold $30.0 million principal amount of the Company's 10 3/8% Senior Subordinated Notes due 2006, Series C ("Series C Notes") at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Company's bank credit facility ("Credit Facility"). The Series C Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining ratably from 105.19% on October 15, 2001 to 100% at October 15, 2003 and thereafter. The Company may redeem up to 35% of the original principal amount of the Series C Notes before October 15, 1999 at 110.38% with the proceeds of an equity offering (provided that either at least $18.0 million aggregate principal amount of such notes remains outstanding or such redemption retires such notes in their entirety). The Series C Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holders of the Series C Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined. Kelley Oil Corporation, a wholly owned subsidiary of the Company, and Kelley Operating Company, Ltd., an indirect wholly owned partnership of the Company, are guarantors of the Series C Notes.

          The Series C Notes were sold pursuant to Rule 144A of the Securities Act of 1933. In issuing the Series C Notes, the Company agreed to use its best efforts to register under the Securities Act notes identical in terms to the Series C Notes ("Series D Notes"). The Company completed the exchange of the Series C Notes for the Series D Notes on November 12, 1998.

         7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures. The Company has outstanding 7 7/8% Convertible Subordinated Notes due December 1999 (the "7 7/8% Subordinated Notes") in the aggregate principal amount at maturity of $34.1 million and 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (the "8 1/2% Subordinated Debentures") in the aggregate principal amount of $26.9 million (together, the "Subordinated Debt"). Each $1,000 face value amount of the 7 7/8% Subordinated Notes is convertible into 71.263 shares of the Company's Common Stock or 35.632 shares of the Company's Common Stock and 7.435 shares of Preferred Stock. Each $1,000 face value amount of the 8 1/2% Subordinated Debentures is convertible into 51.864 shares of the Company's Common Stock or 25.932 shares of the Company's Common Stock and 5.411 shares of Preferred Stock.

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

         Debt Maturities. The Company has aggregate debt maturities of $34.6 million in 1999, $138.4 million in 2000 and $155.0 million in 2006.

NOTE 5 - STOCKHOLDERS' DEFICIT

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

         In January 1996, the Company suspended the payment of the quarterly Preferred Stock dividend scheduled for February 1, 1996 to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998,

May 1, 1998, August 1, 1998, November 1, 1998 and February 1, 1999, aggregating approximately $5.7 million, covering 5 quarters. Future dividends on the Preferred Stock are prohibited under the agreement covering the New Credit Facility. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

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

NOTE 6 - EMPLOYEE STOCK PLANS

         Employee Stock Options. The Company has both qualified and nonqualified stock option plans that provide for granting of options for the purchase of common stock to key employees. These stock options may be granted for periods up to ten years and are generally subject to vesting periods up to three years, except options granted during 1997 and 1998 which are subject to a four year vesting period.

         Stock option activity for the Company during 1996, 1997 and 1998 was as follows:

                                                                1996                    1997                     1998
                                                        --------------------     -------------------      -------------------
                                                                    WEIGHTED                WEIGHTED                 WEIGHTED
                                                                     AVERAGE                 AVERAGE                  AVERAGE
                                                                    EXERCISE                EXERCISE                 EXERCISE
OPTIONS IN THOUSANDS                                    OPTIONS       PRICE      OPTIONS      PRICE       OPTIONS      PRICE
                                                        -------     --------     -------    --------      -------    --------

Stock options outstanding, beginning of year .....       2,105       $ 2.38       4,589       $ 1.63       4,601       $ 1.75
   Granted .......................................       2,520         1.01         482         2.61         727         2.20
   Exercised .....................................         (36)        2.38        (415)        1.31        (272)        1.00
   Surrendered or expired ........................        --           --           (55)        2.62        (559)        1.73
                                                        ------                   ------                   ------

Stock options outstanding, end of year ...........       4,589       $ 1.63       4,601       $ 1.75       4,497       $ 1.87
                                                        ======       ======      ======       ======      ======       ======

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

         At December 31, 1998, approximately 3.6 million shares were available for future option grants.

         The following table summarizes information about the options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          -------------------------------------------------------    --------------------------------
                                               WEIGHTED                                                   WEIGHTED
                                               AVERAGE                                                    AVERAGE
      RANGE OF                                REMAINING             WEIGHTED                              EXERCISE
   EXERCISE PRICE           OPTIONS          CONTRACTUAL            AVERAGE             OPTIONS            PRICE
                                             LIFE (YEARS)        EXERCISE PRICE
---------------------     -------------    -----------------    -----------------    --------------     -------------

     $ 0.69 - 1.00             1,688             7.8                $ 1.00                 793             $ 1.00
     $ 1.75 - 2.56             2,531             7.2                  2.25               1,808               2.23
     $ 2.72 - 4.13               278             4.0                  3.78                 226               3.98

         The weighted average fair value of options granted during 1996, 1997 and 1998 was $0.59, $1.51 and $1.46, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 6.8% for 1996, 6.4% for 1997 and 5.2% for 1998; an expected volatility of 60% for 1996 and 1997 and 78% for 1998; expected life of five years and no dividend yield for all three years.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized based upon the fair market value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based compensation", the Company's net loss and earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been as reflected in the pro forma amounts indicated below:

                                                                           1996             1997           1998
                                                                         ---------       ---------       ---------

Net income (loss) before extraordinary item (in thousands)............  $ (14,512)        $ 1,319      $ (57,708)
Loss per common share before extraordinary item.......................       (.21)           (.03)          (.49)

Net income (loss) (in thousands)......................................    (31,542)        $ 1,319      $ (57,708)
Loss per common share.................................................       (.40)           (.03)          (.49)

         ESOP/401K. Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. No ESOP contributions were made in 1996. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For 1996, 1997 and 1998, the Company made matching contributions totaling $0.1 million, $0.2 million and $0.3 million, respectively.

NOTE 7 - INCOME TAXES

         The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1996, 1997 and 1998:

                                 (IN THOUSANDS)

                                                                          1996            1997            1998
                                                                       ---------       ---------       ---------

Income (loss) before income taxes ...............................      $ (28,965)      $   1,951       $ (57,007)
                                                                       ---------       ---------       ---------
Income tax expense (benefit) computed at statutory rates ........         (9,848)            663         (19,382)
   Increase in valuation allowance ..............................         16,322             301          16,272
   Adjustment to net operating loss carryforward and other ......         (7,209)         (1,459)          2,463
Permanent differences:
   Nondeductible expenses .......................................            735             708             700
   Other-net ....................................................             --            (213)            (53)
                                                                       ---------       ---------       ---------
     Tax expense (benefit) ......................................      $      --       $     --        $      --
                                                                       =========       =========       =========

         No federal income taxes were paid for the years ended December 31, 1996, 1997 and 1998.

         The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                 (IN THOUSANDS)

                                                                              1996           1997            1998
                                                                           ---------      ---------       ----------

Deferred tax liabilities:
   Tax over book depletion, depreciation and
     capitalization methods on oil and gas properties...................   $      --      $      --       $      --
Deferred tax assets:
   Book over tax depletion, depreciation and capitalization methods
     on oil and gas properties..........................................      42,696         32,210          43,730
   Net operating loss carryforwards.....................................      62,179         72,992          77,741
   Charitable contribution carryforwards................................          78             52              54
   Alternative minimum tax credit carryforwards.........................          21             21              21
   Valuation allowance..................................................    (104,974)      (105,275)       (121,546)
                                                                           ---------      ---------       ----------
   Total deferred tax assets............................................          --             --              --
                                                                           ---------      ---------       ---------
Net deferred tax liability..............................................   $      --      $      --       $      --
                                                                           =========      =========       =========

         Net Operating Loss Carryforwards and Alternative Minimum Tax Credits. As of December 31, 1998, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $228 million, which expire in 2000 through 2018, and net operating loss carryforwards for alternative minimum tax purposes of approximately $218 million, which expire in 2008 through 2018. Due to previous ownership changes, future utilization of the net operating loss carry forwards will be limited by Internal Revenue Code section 382.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The 1994 DDP. In February 1994, the 1994 DDP completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. As of December 31, 1998, the Company owned 19.2 million units (91.9%) in the 1994 DDP, together with its 3.94% general partner interest.

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

         The 1992 DDP. During November 1992, the 1992 DDP completed a public offering of 16.0 million units of limited and general partner interests at $3.00 per unit. As of December 31, 1998, Kelley Oil owned 13.4 million units (83.7%) in the 1992 DDP, together with its 3.94% general partner interest. As of December 31, 1998, the 1992 DDP was indebted to Kelley Oil for loans aggregating $2.5 million ($0.4 million, net of intercompany eliminations). The Company recorded interest income on this indebtedness of $45,000 in 1998, net of intercompany eliminations.

         Reimbursements from Affiliated Programs. The Company is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, aggregated $0.2 million, $0.1 million and $21,000 in 1996, 1997 and 1998, respectively.

         Interest on DDP Commitments. During 1996, 1997 and 1998, the Company paid or accrued interest at a market rate in the amounts, net of intercompany elimination, of $91,000, $11,000 and zero, respectively, on deferred subscription commitments to DDPs.

         Advisory Fees. In connection with the Contour Transaction, the Company entered into an agreement (the "Advisory Agreement") with Bessemer Partners & Co. ("BPCO"), an affiliate of Bessemer, providing for the engagement of BPCO to provide the Company with financial advisory services. Under the Advisory Agreement, BPCO has assisted the Company in arranging a new credit facility and negotiating the related agreements and is assisting the Company in restructuring its current capital structure. For its services under the Advisory Agreement, BPCO received an advisory fee of $2.0 million at the closing of the Contour Transaction and $500,000 in each of December 1996, 1997 and 1998, and will receive an additional $500,000 in each December of 1999, 2000 and 2001. In addition, BPCO is entitled to reimbursement of expenses incurred in connection with rendering advisory services. The Company also has agreed to indemnify BPCO and its affiliates against certain liabilities under the Advisory Agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Significant Customers. Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. During 1998, natural gas sales to three purchasers accounted for 48%, 22% and 18% of the Company's total sales. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

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

         Restructuring Expenses. In 1996, the Company incurred restructuring expenses of $4.3 million associated primarily with staff reductions, related severance settlements and reorganization costs. Accrued expenses on the balance sheet include $0.9 million and $0.2 million at December 31, 1997 and 1998, respectively, related to the unpaid portion of these charges.

         Leases. The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1996, 1997 and 1998 were $1.3 million, $0.8 million and $0.6 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

                                 (IN THOUSANDS)

                  1999...............................................................     $   667
                  2000...............................................................         636
                  2001 ..............................................................         341
                  2002 ..............................................................          39
                  2003...............................................................           7
                                                                                          -------
                  Total..............................................................     $ 1,690

         The terms of the Company's office space lease provide that the Company may terminate its rental obligation upon six months notice and incurring a maximum obligation of $0.2 million.

NOTE 10 - HEDGING ACTIVITIES

         The Company periodically uses forward sales contracts, natural gas price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas production. The Company does not engage in speculative transactions. During 1998, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

         Through natural gas price swap agreements, the Company hedged approximately 49% of its natural gas production for 1998 at an average NYMEX quoted price of $2.31 per Mmbtu before transaction and transportation costs. As of December 31, 1998, 5,400,000 Mmbtu's of natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. Additional hedging activities since December 31, 1998 have increased the volumes hedged in 1999 to 10,720,000 Mmbtu of natural gas at an average NYMEX quoted price of $2.15 per Mmbtu before transaction and transportation costs. As of December 31, 1998, 16,380,000 Mmbtu's of natural gas production for 1999 has been hedged by natural gas basis swap agreements. Hedging activities increased revenues by approximately $3.5 million in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1998, the unrealized gain on the Company's existing hedging instruments for future production months in 1999 approximated $2.5 million.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 11 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1997 and 1998, consolidating condensed statements of income (loss) for each of the years ended December 31, 1996, 1997 and 1998 and consolidating condensed statements of cash flows for each of the years ended December 31, 1996, 1997 and 1998.

         2. Kelley Oil & Gas Corporation (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                             COMBINED       COMBINED
                                                            GUARANTOR     NON-GUARANTOR
                                               PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ----------    ------------   -------------    ------------    ------------

ASSETS:
   Current assets........................    $  427,445      $  212,780      $ 18,926      $ (632,293)      $   26,858
   Property and equipment, net...........            --         276,744        17,698            (829)         293,613
   Other non-current assets, net.........      (141,957)         24,418            --         119,670            2,131
                                             ----------      ----------      --------      ----------       ----------
     Total assets........................    $  285,488      $  513,942      $ 36,624      $ (513,452)      $  322,602
                                             ==========      ==========      ========      ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities...................    $    4,926      $  657,128      $ 12,279      $ (632,293)      $   42,040
   Long term debt........................       286,183              --            --              --          286,183
   Stockholders' deficit.................        (5,621)       (143,186)       24,345         118,841           (5,621)
                                             ----------      ----------      --------      ----------       ----------
     Total liabilities and
         stockholders' deficit...........    $  285,488      $  513,942      $ 36,624      $ (513,452)      $  322,602
                                             ==========      ==========      ========      ==========       ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------      ------------    ------------    ------------    ------------

ASSETS:
   Current assets.......................     $  424,609      $  212,946       $ 10,859       $ (620,163)     $   28,251
   Property and equipment, net..........             --         243,927         14,008           (1,480)        256,455
   Other non-current assets, net........       (165,642)         18,611             --          148,522           1,491
                                             -----------     ----------       --------       ----------      ----------
     Total assets.......................     $  258,967      $  475,484       $ 24,867       $ (473,121)     $  286,197
                                             ==========      ==========       ========       ===========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities..................     $   38,406      $  641,113       $  6,281       $ (620,164)     $   65,636
   Long term debt.......................        287,500              --             --               --         287,500
   Stockholders' deficit................        (66,939)       (165,629)        18,586          147,043         (66,939)
                                             -----------     -----------      --------       ----------      -----------
     Total liabilities and
         stockholders' deficit..........     $  258,967      $  475,484       $ 24,867       $ (473,121)     $  286,197
                                             ==========      ==========       ========       ===========     ==========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                             COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                ------      ------------    ------------    ------------      ------------

Revenues................................     $       --      $   39,248       $ 24,784       $   (1,749)       $   62,283
Costs and expenses......................        (22,397)        (39,293)       (13,150)             623           (74,217)
Equity in earnings of subsidiaries......         10,463          11,634             --          (22,097)               --
Extraordinary item......................        (17,030)             --             --               --           (17,030)
                                             ----------      ----------       --------       ----------        ----------
Net income (loss).......................     $  (28,964)     $   11,589       $ 11,634       $  (23,223)       $  (28,964)
                                             ==========      ==========       ========       ==========        ==========


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                              COMBINED       COMBINED
                                                              GUARANTOR    NON-GUARANTOR
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                ------      ------------    ------------    ------------      ------------

   Revenues..............................    $        8      $   57,064       $ 19,508       $     (442)       $   76,138
   Costs and expenses....................       (27,196)        (36,975)       (10,329)             313           (74,187)
   Equity in earnings of subsidiaries....        29,139           9,179             --          (38,318)               --
                                             ----------      ----------       --------       ----------        ----------
     Net income (loss)...................    $    1,951      $   29,268       $  9,179       $  (38,447)       $    1,951
                                             ==========      ==========       ========       ==========        ==========


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                              COMBINED       COMBINED
                                                              GUARANTOR    NON-GUARANTOR
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                ------      ------------    ------------    ------------      ------------

   Revenues..............................    $      (18)     $   69,958       $  9,715       $       --        $   79,655
   Costs and expenses....................       (33,893)        (94,457)        (7,742)            (570)         (136,662)
   Equity in earnings of subsidiaries....       (23,096)          1,973             --           21,123                --
                                             ----------      ----------       --------       ----------        ----------
     Net income (loss)...................    $  (57,007)     $  (22,526)      $  1,973       $   20,553        $  (57,007)
                                             ==========      ==========       ========       ==========        ==========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                              COMBINED       COMBINED
                                                              GUARANTOR    NON-GUARANTOR
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                ------      ------------    ------------    ------------      ------------

OPERATING ACTIVITIES:
   Net income (loss)....................     $  (28,964)     $   11,589       $ 11,634       $  (23,223)       $  (28,964)
   Non-cash income (loss)
     adjustments........................         10,133          12,280          6,542           23,223            52,178
   Changes in operating assets
     and liabilities....................        (31,460)         26,767         (9,259)              --           (13,952)
                                             ----------      ----------       --------       ----------        ----------
Net cash provided by (used in)
     operating activities...............        (50,291)         50,636          8,917               --             9,262
                                             ----------      ----------       --------       ----------        ----------

INVESTING ACTIVITIES:
   Capital expenditures.................             --         (35,203)       (12,398)              --           (47,601)
   Acquisition of oil and gas
     properties.........................             --         (11,594)            --               --           (11,594)
   Proceeds from sale of properties.....             --           3,811          1,992               --             5,803
                                             ----------      ----------       --------       ----------        ----------
Net cash used in investing
   activities...........................             --         (42,986)       (10,406)              --           (53,392)
                                             ----------      ----------       --------       ----------        ----------

FINANCING ACTIVITIES:
   Net payments on long term
     borrowings.........................             --          (8,500)           --               --            (8,500)
   Proceeds from sale of notes,
     net................................        120,938              --             --               --           120,938
   Debenture conversion costs...........         (1,100)             --             --               --            (1,100)
   Proceeds from sale of
     common stock, net..................         43,998              --             --               --            43,998
   Retirement of senior notes...........       (113,488)             --             --               --          (113,488)
                                             ----------      ----------       --------       ----------        ----------
Net cash provided by (used in)
     financing activities...............         50,348          (8,500)            --               --            41,848
                                             ----------      ----------       --------       ----------        ----------
Increase (decrease) in cash and
     cash equivalents...................             57            (850)        (1,489)              --            (2,282)
Cash and cash equivalents,
     beginning of period................              1           3,654          2,697               --             6,352
                                             ----------      ----------       --------       ----------        ----------
Cash and cash equivalents, end of
   period...............................     $       58      $    2,804       $  1,208       $       --        $    4,070
                                             ==========      ==========       ========       ==========        ==========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                         COMBINED       COMBINED
                                                                        GUARANTOR     NON-GUARANTOR
                                                           PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           ------      ------------   -------------    ------------    ------------


OPERATING ACTIVITIES:
   Net income .......................................    $   1,951       $  29,268       $   9,179       $ (38,447)      $   1,951
   Non-cash income (loss) adjustments ...............      (24,842)         16,880           5,098          38,447          35,583
   Changes in operating assets
     and liabilities ................................      (97,813)        105,584          (5,701)           --             2,070
                                                         ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
   operating activities .............................     (120,704)        151,732           8,576            --            39,604
                                                         ---------       ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
   Capital expenditures .............................         --           (51,592)         (1,548)           --           (53,140)
   Acquisition of oil and gas properties ............         --          (111,135)           --              --          (111,135)
   Capital contributed to partnerships ..............         --            (5,819)           --             5,819            --
   Distributions from partnerships ..................         --            14,014            --           (14,014)           --
                                                         ---------       ---------       ---------       ---------       ---------
Net cash used in investing activities ...............         --          (154,532)         (1,548)         (8,195)       (164,275)
                                                         ---------       ---------       ---------       ---------       ---------

FINANCING ACTIVITIES:
   Net proceeds on long term borrowings .............       97,800            --              --              --            97,800
   Proceeds from sale of common stock, net ..........       27,545            --              --              --            27,545
   Distributions to partners ........................         --              --           (14,014)         14,014            --
   Capital contributed by partners ..................         --              --             5,819          (5,819)           --
   Dividends on preferred stock .....................       (4,582)           --              --              --            (4,582)
                                                         ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) financing
   activities .......................................      120,763            --            (8,195)          8,195         120,763
                                                         ---------       ---------       ---------       ---------       ---------
Increase (decrease) in cash
   and cash equivalents .............................           59          (2,800)         (1,167)           --            (3,908)
Cash and cash equivalents,
   beginning of period ..............................           58           2,804           1,208            --             4,070
                                                         ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents,
   end of period ....................................    $     117       $       4       $      41       $    --         $     162
                                                         =========       =========       =========       =========       =========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                         COMBINED       COMBINED
                                                                        GUARANTOR     NON-GUARANTOR
                                                           PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           ------      ------------   -------------    ------------    ------------

OPERATING ACTIVITIES:
   Net income (loss) ...............................     $ (57,007)      $ (22,526)      $   1,973       $  20,553       $ (57,007)
   Non-cash income (loss) adjustments ..............        28,109          70,144           3,687         (20,553)         81,387
   Changes in operating assets
     and liabilities ...............................         3,869          (7,976)          2,029            --            (2,078)
                                                         ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
   operating activities ............................       (25,029)         39,642           7,689            --            22,302
                                                         ---------       ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
   Capital expenditures ............................          --           (56,579)           --              --           (56,579)
   Proceeds from sale of property ..................          --            17,363            --              --            17,363
   Distributions from partnerships .................          --             7,730            --            (7,730)           --
                                                         ---------       ---------       ---------       ---------       ---------
Net cash used in investing activities ..............          --           (31,486)           --            (7,730)        (39,216)
                                                         ---------       ---------       ---------       ---------       ---------

FINANCING ACTIVITIES:
   Payments on long term borrowings ................      (118,900)           --              --              --          (118,900)
   Net proceeds on long term borrowings ............       119,100            --              --              --           119,100
   Redemption on subordinated notes ................          (228)           --              --              --              (228)
   Proceeds from sale of common stock ..............           273            --              --              --               273
   Proceeds from conversion of preferred ...........            (2)           --              --              --                (2)
   Proceeds from sale of common stock, net .........        29,526            --              --              --            29,526
   Distributions to partners .......................          --              --            (7,730)          7,730            --
   Dividends on preferred stock ....................        (4,582)           --              --              --            (4,582)
                                                         ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) financing
   activities ......................................        25,187            --            (7,730)          7,730          25,187
                                                         ---------       ---------       ---------       ---------       ---------
Increase (decrease) in cash
   and cash equivalents ............................           158           8,156             (41)           --             8,273
Cash and cash equivalents,
   beginning of period .............................           117               4              41            --               162
                                                         ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents,
   end of period ...................................     $     275       $   8,160       $    --         $    --         $   8,435
                                                         =========       =========       =========       =========       =========

NOTE 12 - SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

         This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities".

         Capitalized Costs. Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                              1996          1997             1998
                                                                           ---------      ---------       ---------

Unevaluated properties...............................................      $  12,521      $  49,854       $  38,293
Properties subject to amortization...................................        338,794        463,263         496,686
                                                                           ---------      ---------       ---------
Capitalized costs....................................................        351,315        513,117         534,979
Accumulated depreciation, depletion and amortization.................       (194,367)      (221,729)        280,640
                                                                           ---------      ---------       ---------
Net capitalized costs................................................      $ 156,948      $ 291,388       $ 254,339
                                                                           =========      =========       =========

         Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                              1996           1997            1998
                                                                           ---------      ---------       ---------

Property acquisition costs:
   Proved............................................................      $  11,594      $  73,190       $   2,338
   Unproved (1)......................................................          2,160         40,997           1,405
Exploration costs....................................................          5,438          9,525          25,414
Development costs....................................................         41,790         40,713          27,875
                                                                           ---------      ---------       ---------
   Total costs incurred..............................................      $  60,982      $ 164,425       $  57,032
                                                                           =========      =========       =========


    (1) Includes $40 million in unproved assets acquired from SPR on December 1, 1997.

         Reserves. The following table summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1996, 1997 and 1998. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers. See "Estimated Proved Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows" under Items 1 and 2 of this Report.

                                             CRUDE OIL, CONDENSATE
                                            AND NATURAL GAS LIQUIDS                         NATURAL GAS
                                                    (MBBLS)                                   (MMCF)
                                         --------------------------------       -----------------------------------
                                          1996         1997          1998         1996         1997          1998
                                         ------       ------       ------       --------     --------      --------

Proved developed
   and undeveloped reserves:
   Beginning of year..................    1,387        1,466        2,953        196,273      297,634       354,867
   Revisions of previous estimates....      (89)         106          (79)       (30,519)      21,831       (31,674)
   Purchases of reserves in place.....       57        1,351           --         30,844       51,712            --
   Extensions and discoveries.........      477          256        3,082        128,692       13,892         9,512
   Sale of reserves in place..........     (134)          --         (287)        (4,190)          --       (13,589)
   Production.........................     (232)        (226)        (375)       (23,466)     (30,202)      (35,557)
                                         ------       ------       ------       --------     --------      --------
   End of year........................    1,466        2,953        5,294        297,634      354,867       283,559
                                         ======       ======       ======       ========     ========      ========

Proved developed reserves
   at end of year.....................      977        2,432        1,981        173,465      257,800       188,824
                                         ======       ======       ======       ========     ========      ========

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

                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                             1996            1997           1998
                                                                         -----------     ----------      ----------

Future cash inflows..................................................    $ 1,099,089     $  930,357      $  643,473
Future production costs..............................................       (113,178)      (196,048)       (159,378)
Future development costs.............................................        (81,932)      (106,123)        (93,321)
Future income tax expenses...........................................       (162,887)       (37,050)         (1,627)
                                                                         -----------     ----------      ----------
    Future net cash flows............................................        741,092        591,136         389,147
10% annual discount for estimating timing of cash flows..............       (307,321)      (227,249)       (155,677)
                                                                         -----------     ----------      ----------
    Standardized measure of discounted future net cash flows.........    $   433,771     $  363,887      $  233,470
                                                                         ===========     ==========      ==========

         The standardized measure of discounted future net cash flows as of December 31, 1996, 1997 and 1998 was calculated using prices in effect as of those dates, which averaged $25.18, $16.93 and $10.81, respectively, per barrel of oil and $3.66, $2.49 and $2.07, respectively, per Mcf of natural gas.

         Change in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1996            1997           1998
                                                                       ---------       ---------       ---------

Changes due to current year operations:
   Sales of oil and gas, net of production costs ................      $ (48,307)      $ (62,080)      $ (57,940)
   Sale of reserves in place ....................................         (6,836)             --         (15,424)
   Extensions and discoveries ...................................        192,174          21,945          20,097
   Purchases of reserves in place ...............................         11,594          91,034              --
   Future development costs incurred ............................         24,500          21,806           9,218
Changes due to revisions in standardized variables:
   Prices and production costs ..................................        159,292        (243,851)        (94,569)
   Revisions of previous quantity estimates .....................        (50,594)         25,345         (29,853)
   Estimated future development costs ...........................          3,254         (17,413)        (29,240)
   Income taxes .................................................        (82,831)         69,489         (14,110)
   Accretion of discount ........................................         17,575          51,818          24,903
   Production rates (timing) and other ..........................         42,898         (27,977)         56,501
                                                                       ---------       ---------       ---------
     Net increase (decrease) ....................................        262,719         (69,884)       (130,417)
   Beginning of year ............................................        171,052         433,771         363,887
                                                                       ---------       ---------       ---------
     End of year ................................................      $ 433,771       $ 363,887       $ 233,470
                                                                       =========       =========       =========

         Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax. Extensions and discoveries include proved undeveloped reserves attributable to Kelley Oil's interests in drill sites assigned to DDPs.

NOTE 13 - QUARTERLY RESULTS (UNAUDITED)

                                                        1997                                    1998
                                       --------------------------------------  --------------------------------------
                                         1ST       2ND       3RD     4TH (1)       1ST       2ND      3RD      4TH(2)
                                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER  QUARTER   QUARTER
                                       -------   -------   -------   -------   -------    -------  -------   -------

Revenues...........................   $  18,947   16,178    17,105    23,634  $  23,047    21,162   18,630    16,311
Operating profit...................       7,368    4,892     6,121     8,367      3,245    (1,251)     (85)  (26,087)
Net income (loss)..................       1,703   (1,248)       59     1,437     (4,823)   (9,433)  (8,411)  (34,340)
Basic and diluted income
   (loss) per common share            $    0.01    (0.02)    (0.01)       --  $   (0.05)    (0.08)   (0.08)    (0.28)

(1) Reflects the acquisition of SPR on December 1, 1997.
(2) Reflects non-cash impairment charges against the carrying value of proved and unproved oil and natural gas properties under SFAS 121 (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         ITEMS 10, 11, 12 AND 13. EXECUTIVE OFFICERS OF THE COMPANY; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, RESPECTIVELY.

         The information called for by these Items is incorporated by reference to the Company's definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act not later than April 30, 1999.


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

           10.7 Employment Agreement dated as of February 15, 1996 between the Registrant and John F. Bookout, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15,
                      1996).

           10.8 Form of Employment Agreement dated as of February 15, 1996 between the Registrant and Dallas Laumbach (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15,
                      1996).

           10.9       Employment Agreement dated as of October 1, 1998 with Rick
                      G. Lester.

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

           10.15 Amendment to the Amended and Restated Credit Agreement dated December 29, 1998, 1998 among the company, Kelley Oil Corporation and Kelley Operating Company, Ltd., as Borrower; Concorde Gas Marketing, Inc., Kelley Partners 1992 Development Drilling Joint Venture, Kelley Partners 1994 Development Drilling Joint Venture, Kelley Partners 1992 Development Drilling Program, and Kelley Partners 1994 Development Drilling Program, as Guarantors; Texas Commerce Bank National Association, as Agent; Chase Securities Inc., as Arranger and Syndication Agent; and certain other lenders signatory thereto (incorporated by reference to exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated December 1,
                      1997).

           21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31,
                      1996).

           23.1       Consent of Deloitte & Touche LLP.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1999.

                          KELLEY OIL & GAS CORPORATION



By:      /s/ John F. Bookout                  By:     /s/ Rick G. Lester
   -----------------------------------           ------------------------------
           John F. Bookout                              Rick G. Lester
       Chief Executive Officer                       Senior Vice President
                                                  and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 15th day of April, 1999 by the following persons in their capacity as directors of the Registrant.


           /s/ John F. Bookout                   /s/ Adam P. Godfrey
-------------------------------------     ----------------------------------
             John F. Bookout                       Adam P. Godfrey



        /s/ John J. Conklin, Jr.                /s/ William J. Murray
-------------------------------------     ----------------------------------
          John J. Conklin, Jr.                    William J. Murray



          /s/ Ralph P. Davidson                  /s/ Ogden M. Phipps
-------------------------------------     ----------------------------------
            Ralph P. Davidson                      Ogden M. Phipps



                                /s/ Ward W. Woods
                             ----------------------
                                  Ward W. Woods

                               INDEX TO EXHIBITS


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

           10.7 Employment Agreement dated as of February 15, 1996 between the Registrant and John F. Bookout, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15,
                      1996).

           10.8 Form of Employment Agreement dated as of February 15, 1996 between the Registrant and Dallas Laumbach (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated February 15,
                      1996).

           10.9       Employment Agreement dated as of October 1, 1998 with Rick
                      G. Lester.

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

           10.15 Amendment to the Amended and Restated Credit Agreement dated December 29, 1998, 1998 among the company, Kelley Oil Corporation and Kelley Operating Company, Ltd., as Borrower; Concorde Gas Marketing, Inc., Kelley Partners 1992 Development Drilling Joint Venture, Kelley Partners 1994 Development Drilling Joint Venture, Kelley Partners 1992 Development Drilling Program, and Kelley Partners 1994 Development Drilling Program, as Guarantors; Texas Commerce Bank National Association, as Agent; Chase Securities Inc., as Arranger and Syndication Agent; and certain other lenders signatory thereto (incorporated by reference to exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 0-25214) dated December 1,
                      1997).

           21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31,
                      1996).

           23.1       Consent of Deloitte & Touche LLP.

           23.2       Consent of H.J. Gruy & Associates, Inc.

           27 Financial Data Schedule (included only in the electronic filing of this document).