Form 10-Q
period 1999-03-31
KELLEY OIL & GAS CORP
filed 1999-05-18
CIK 930529

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


FOR THE QUARTER ENDED MARCH 31, 1999                 COMMISSION FILE NO. 0-25214


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        TITLE OF CLASS                         OUTSTANDING AT APRIL 30, 1999

         Common Stock                                   126,022,235


================================================================================

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
      See Part II. , Item 5. Other Information.

PART II.  OTHER INFORMATION.................................................................................   2

   Item 3.  Arrearages in Payments of Dividends.............................................................   2

   Item 5.  Other Information...............................................................................   3

     Section A.  Index to Financial Statements..............................................................   3

     Section B.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  36

     Section C.  Quantitative and Qualitative Disclosure About Market Risk..................................  43

                           PART II. OTHER INFORMATION


ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of May 17, 1999, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $6.8 million.

ITEM 5.  OTHER INFORMATION

DISPOSITION OF ASSETS.

       In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment (subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The effective date of the transaction was May 1, 1999 and it closed on May 17, 1999.

SECTION A. INDEX TO FINANCIAL STATEMENTS


KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES:                                                                PAGE
                                                                                                              ----
   Independent Auditors' Report..............................................................................   4
   Consolidated Balance Sheets - December 31, 1997, 1998 and March 31, 1999..................................   5
   Consolidated Statements of Income (Loss) - For the years ended December 31, 1996,
     1997 and 1998, the three months ended March 31, 1998 (unaudited) and 1999...............................   6
   Consolidated Statements of Cash Flows - For the years ended December 31, 1996,
     1997 and 1998, the three months ended March 31, 1998 (unaudited) and
     1999...................................................................................................    7
   Consolidated Statements of Changes in Stockholders' Deficit - For the years ended
     December 31, 1996, 1997 and 1998, and for the three months ended March 31, 1999.........................   8
   Notes to Consolidated Financial Statements................................................................   9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kelley Oil & Gas Corporation:


         We have audited the accompanying consolidated balance sheets of Kelley Oil & Gas Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1998 and March 31, 1999, and the related consolidated statements of income
(loss), cash flows, and changes in stockholders' deficit for each of the three years in the period ended December 31, 1998 and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kelley Oil & Gas Corporation and subsidiaries as of December 31, 1997 and 1998 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the three months ended March 31, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
May 17, 1999

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         DECEMBER 31,
                                                                                  ------------------------    MARCH 31,
                                                                                     1997          1998          1999
                                                                                  ----------    ----------    ----------
ASSETS:
   Cash and cash equivalents ..................................................   $      162    $    8,435    $    6,710
   Accounts receivable ........................................................       24,566        18,071        17,926
   Accounts receivable - drilling programs ....................................          718           624           573
   Prepaid expenses and other current assets ..................................        1,412         1,121           768
                                                                                  ----------    ----------    ----------
     Total current assets .....................................................       26,858        28,251        25,977
                                                                                  ----------    ----------    ----------
   Oil and gas properties, successful efforts method:
     Unproved properties, net .................................................       49,854        38,293        38,455
     Properties subject to amortization .......................................      463,263       496,686       500,980
   Pipelines and other transportation assets, at cost .........................        4,690         1,582         1,582
   Furniture, fixtures and equipment ..........................................        2,969         3,554         3,567
                                                                                  ----------    ----------    ----------
                                                                                     520,776       540,115       544,584
   Less:  Accumulated depreciation, depletion and amortization ................     (227,163)     (283,660)     (293,620)
                                                                                  ----------    ----------    ----------
     Total property and equipment, net ........................................      293,613       256,455       250,964
   Other non-current assets, net ..............................................        2,131         1,491         1,298
                                                                                  ----------    ----------    ----------
     Total assets .............................................................   $  322,602    $  286,197    $  278,239
                                                                                  ==========    ==========    ==========

LIABILITIES:
   Accounts payable and accrued expenses ......................................   $   41,474    $   33,113    $   35,078
   Accounts payable - drilling programs .......................................          566           272           276
   Current portion of long-term debt ..........................................         --          32,251        32,851
                                                                                  ----------    ----------    ----------
     Total current liabilities ................................................       42,040        65,636        68,205
                                                                                  ----------    ----------    ----------
   Long-term debt .............................................................      286,183       287,500       287,959
                                                                                  ----------    ----------    ----------
     Total liabilities ........................................................      328,223       353,136       356,164
                                                                                  ----------    ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 20,000,000 shares authorized at December
     31, 1997, 1998 and March 31, 1999; 1,745,443, 1,733,628 and 1,733,628
     shares issued and outstanding at December 31, 1997, 1998 and March 31,
     1999, respectively
     (liquidation value $48,977, $48,633 and $49,771, respectively) ...........        2,618         2,600         2,600
   Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 1997, 1998 and March 31, 1999; 125,709,093,
     126,022,235 and 126,022,235 shares issued and outstanding at
     December 31, 1997, 1998 and March 31, 1999, respectively .................        1,257         1,260         1,260
   Additional paid-in capital .................................................      300,367       300,653       300,653
   Accumulated deficit ........................................................     (309,863)     (371,452)     (382,438)
                                                                                  ----------    ----------    ----------
     Total stockholders' deficit ..............................................       (5,621)      (66,939)      (77,925)
                                                                                  ----------    ----------    ----------
     Total liabilities and stockholders' deficit ..............................   $  322,602    $  286,197    $  278,239
                                                                                  ==========    ==========    ==========

See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 THREE MONTHS
                                                         YEAR ENDED DECEMBER 31,                ENDED MARCH 31,
                                                  --------------------------------------    ------------------------
                                                     1996          1997          1998          1998         1999
                                                  ----------    ----------    ----------    ----------    ----------
                                                                                            (UNAUDITED)
REVENUES:
   Oil and gas revenues .......................   $   60,854    $   75,864    $   79,150    $   23,047    $   15,507
   Interest and other income ..................        1,429           274           505            24           161
                                                  ----------    ----------    ----------    ----------    ----------
   Total revenues .............................       62,283        76,138        79,655        23,071        15,668
                                                  ----------    ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
   Production expenses ........................       10,709        10,955        19,878         4,898         5,284
   Exploration expenses .......................        5,438         5,433        12,034         2,051         1,370
   General and administrative expenses ........        8,953         6,875         7,077         1,909         1,374
   Interest and other debt expenses ...........       24,401        25,071        33,333         8,092         8,666
   Restructuring expenses .....................        4,276             -             -             -             -
   Depreciation, depletion and amortization ...       20,440        25,853        38,602        10,944         9,960
   Impairment of oil and gas properties .......            -             -        25,738             -             -
                                                  ----------    ----------    ----------    ----------    ----------
   Total expenses .............................       74,217        74,187       136,662        27,894        26,654
                                                  ----------    ----------    ----------    ----------    ----------

Income (loss) before income taxes and
   extraordinary item .........................      (11,934)        1,951       (57,007)       (4,823)      (10,986)
   Income taxes ...............................            -             -             -             -             -
                                                  ----------    ----------    ----------    ----------    ----------
Net income (loss) before extraordinary item ...      (11,934)        1,951       (57,007)       (4,823)      (10,986)
   Extraordinary item .........................      (17,030)            -             -             -             -
                                                  ----------    ----------    ----------    ----------    ----------
Net income (loss) .............................      (28,964)        1,951       (57,007)       (4,823)      (10,986)
   Less: cumulative preferred stock dividends .       (4,582)       (4,582)       (4,550)       (1,145)       (1,137)
                                                  ----------    ----------    ----------    ----------    ----------
Net loss applicable to common stock ...........   $  (33,546)   $   (2,631)   $  (61,557)   $   (5,968)   $  (12,123)
                                                  ==========    ==========    ==========    ==========    ==========

Basic and diluted loss per common share
   before extraordinary item ..................   $     (.18)   $     (.03)   $    (0.49)   $    (0.05)   $    (0.10)
                                                  ==========    ==========    ==========    ==========    ==========

Basic and diluted loss per common share .......   $     (.37)   $     (.03)   $    (0.49)   $    (0.05)   $    (0.10)
                                                  ==========    ==========    ==========    ==========    ==========

Weighted average common shares outstanding ....       90,113       100,757       125,783       125,710       126,022
                                                  ==========    ==========    ==========    ==========    ==========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         THREE MONTHS
                                                                  YEAR ENDED DECEMBER 31,               ENDED MARCH 31,
                                                         --------------------------------------    ------------------------
                                                            1996          1997          1998          1998          1999
                                                         ----------    ----------    ----------    ----------    ----------
                                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
   Net income (loss) .................................   $  (28,964)   $    1,951    $  (57,007)   $   (4,823)   $  (10,986)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion
       and amortization ..............................       20,440        25,853        38,602        10,944         9,960
     Impairment of oil and gas properties ............         --            --          25,738          --            --
     Gain on sale of properties ......................         (176)         --            --            --            --
     Exploration expenses ............................        5,438         5,433        12,034         2,051         1,370
     Accretion and amortization of other
       debt expenses .................................        5,170         4,297         5,236         1,394         1,233
     Restructuring expenses ..........................        4,276          --            --            --            --
     Extraordinary loss ..............................       17,030          --            --            --            --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts
       receivable and other current assets ...........       (9,054)       (1,297)        6,880           676           549
     (Increase) decrease in other non-current assets .       (1,945)       (1,203)         (526)           33             3
     Increase (decrease) in accounts
       payable and accrued expenses ..................       (2,953)        4,570        (8,655)         (589)        1,969
                                                         ----------    ----------    ----------    ----------    ----------

   Net cash provided by operating activities .........        9,262        39,604        22,302         9,686         4,098
                                                         ----------    ----------    ----------    ----------    ----------

INVESTING ACTIVITIES:
   Capital expenditures ..............................      (47,601)      (53,140)      (56,579)      (12,881)       (5,823)
   Acquisition of oil and gas properties .............      (11,594)     (111,135)         --            --            --
   Proceeds from sale of properties ..................        5,803          --          17,363          --            --
                                                         ----------    ----------    ----------    ----------    ----------

   Net cash used in investing activities .............      (53,392)     (164,275)      (39,216)      (12,881)       (5,823)
                                                         ----------    ----------    ----------    ----------    ----------

FINANCING ACTIVITIES:
   Proceeds from long-term borrowings ................       50,000       180,500       119,100        34,100          --
   Principal payments on long-term borrowings ........      (58,500)      (82,700)     (118,900)      (30,800)         --
   Proceeds from sale of notes, net ..................      120,938          --          29,526          --            --
   Debenture conversion costs ........................       (1,100)         --            --            --            --
   Proceeds from sale of common stock, net ...........       43,998        27,545           273             1          --
   Proceeds from conversion of preferred stock .......         --            --              (2)         --            --
   Retirement of notes ...............................     (113,488)         --            (228)         (228)         --
   Dividends on preferred stock ......................         --          (4,582)       (4,582)         --            --
                                                         ----------    ----------    ----------    ----------    ----------
   Net cash provided by financing activities .........       41,848       120,763        25,187         3,073          --
                                                         ----------    ----------    ----------    ----------    ----------
(Decrease) increase in cash and cash equivalents .....       (2,282)       (3,908)        8,273          (122)
                                                                                                                     (1,725)
Cash and cash equivalents, beginning of period .......        6,352         4,070           162           162         8,435
                                                         ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period .............   $    4,070    $      162    $    8,435    $       40    $    6,710
                                                         ==========    ==========    ==========    ==========    ==========


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                ADDITIONAL
                                                               PREFERRED         COMMON          PAID IN        ACCUMULATED
                                                                 STOCK            STOCK          CAPITAL          DEFICIT
                                                             -------------    -------------   -------------    -------------
Stockholders' deficit at January 1, 1996 .................   $       6,456    $         440   $     225,804    $    (278,268)

Issuance of 48,000 shares of common stock in
   Contour Transaction ...................................            --                480          47,520             --
Conversion of 697 shares of preferred stock into
   4,355 shares of common stock ..........................          (1,045)              44           1,001             --
Conversion of 1,862 shares of preferred stock into
   1,862 shares of common stock ..........................          (2,793)              19           2,774             --
Issuance of 36 shares of common stock pursuant to
   employee incentive stock options ......................            --               --                62             --
Syndication costs ........................................            --               --            (4,065)            --
Net loss .................................................            --               --              --            (28,964)
                                                             -------------    -------------   -------------    -------------
   BALANCE AT DECEMBER 31, 1996 ..........................           2,618              983         273,096         (307,232)
                                                             -------------    -------------   -------------    -------------

Issuance of 27,000 shares of common stock in
   Contour Transaction ...................................            --                270          26,730             --
Issuance of 415 shares of common stock pursuant to
   employee incentive stock options ......................            --                  4             541             --
Preferred stock dividends ................................            --               --              --             (4,582)
Net income ...............................................            --               --              --              1,951
                                                             -------------    -------------   -------------    -------------
   BALANCE AT DECEMBER 31, 1997 ..........................           2,618            1,257         300,367         (309,863)
                                                             -------------    -------------   -------------    -------------

Conversion of 11,815 shares of preferred stock
   into 40,976 share of common stock .....................             (18)               1              17             --
Issuance of 272,166 shares of common stock pursuant to
   employee incentive stock options ......................            --                  2             269             --
Preferred stock dividends ................................            --               --              --             (4,582)
Net loss .................................................            --               --              --            (57,007)
                                                             -------------    -------------   -------------    -------------
   BALANCE AT DECEMBER 31, 1998 ..........................           2,600            1,260         300,653         (371,452)
                                                             -------------    -------------   -------------    -------------

Net loss .................................................            --               --              --            (10,986)
                                                             -------------    -------------   -------------    -------------
   BALANCE AT MARCH 31, 1999 .............................   $       2,600    $       1,260   $     300,653    $    (382,438)
                                                             =============    =============   =============    =============


See Notes to Consolidated Financial Statements.

                  KELLEY OIL & GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INDUSTRY CONDITIONS AND LIQUIDITY

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a worldwide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many companies in the oil and gas industry, including Kelley Oil & Gas Corporation ("the Company"), experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, the Company has taken the measures discussed in the following paragraphs.

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment (subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The effective date of the transaction was May 1, 1999 and it closed on May 17, 1999. The Company anticipates recognition of a gain ranging from approximately $24 million to $28 million in the second quarter of 1999. The Company has not completed its analysis of the specific costs of the oil and gas properties and related accumulated depreciation, depletion and amortization being sold, and accordingly, the gain is subject to further adjustment.

         In April 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. With the consummation of the Phillips transaction, the Company is obligated to offer to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase within 30 days of such closing.

         In April 1999, the Company began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, the Company funded the repurchase of $46.1 million of the Securities through the Offer to Purchase and will recognize an extraordinary gain of approximately $18.9 million in the second quarter of 1999.

         The net proceeds from the combination of these transactions and cash on hand were used by the Company to repay all borrowings outstanding under its Credit Facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit, and to fund the repurchase of $46.1 million of Securities under the Offer to Purchase, all at May 17, 1999. The remaining net proceeds and cash flow from operations will be used to repurchase up to $35 million of Notes at 104% of their principal amount and for general corporate purposes.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond the company's control, the Company believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, the Company will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows.

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

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash payments attributable to interest on all indebtedness aggregated $19.2 million, $19.6 million and $26.5 million for the years ended December 31, 1996, 1997 and 1998, respectively, and $2.3 million and $2.0 million for the periods ended March 31, 1998 (unaudited) and March 31, 1999, respectively.

         Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, payables and long term debt. As of December 31, 1998 and March 31, 1999, the estimated fair value of the Company's long-term debt was $251 million and $246 million, respectively. The fair value of such long-term debt has been estimated based on quoted market prices. The carrying amount of the Company's other financial instruments approximates fair value.

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

         Property Impairment under SFAS 121. Under Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Company performed an assessment of the fair value of its oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. The fair value of the Company's unproved properties was predicated on current acreage cost estimates. Based on this analysis, the Company recognized noncash impairment charges against the carrying values of its proved and unproved oil and gas properties under SFAS 121 aggregating $21.6 million and $4.1 million, respectively, at December 31, 1998. Prices of oil and natural gas have increased since December 31, 1998 so that no additional impairment was required at March 31, 1999.

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

          Oil and Gas Revenues. The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's production entitlement. Revenues from gas marketing, net of cost of gas sold, are included in oil and gas revenues and amounted to $1.8 million, $2.8 million and $1.3 million for the years ended December 31, 1996,

1997 and 1998, respectively, and $0.5 million and $0.6 million, for the periods ended March 31, 1998 (unaudited) and March 31, 1999, respectively.

         Earnings per Share. In 1997, the Company implemented the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires restatement for all prior-period EPS data presented. The basic loss per common share before extraordinary item and basic loss per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively, less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective years. The extraordinary loss per common share for the year ended 1996 was $0.19. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the years ended December 31, 1996, 1997 and 1998, and for the periods ended March 31, 1998 (unaudited) and 1999, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. As of March 31, 1999, potentially dilutive securities which could impact EPS in the future include stock options granted to employees to purchase
4.0 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 2.5 million and 1.4 million common shares, respectively, and the Company's $2.625 Convertible Preferred Stock which can be converted into 6.0 million shares. See
Note 1 regarding the Company's purchase of a portion of the outstanding 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures.

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

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. For all applicable periods through March 31, 1999, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

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

         Interim Presentation. The accompanying consolidated interim financial statements and disclosures for 1998 (unaudited) and 1999, have been prepared by the Company in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods. The interim financial statements for the three months ended March 31, 1998 (unaudited) and 1999 should be read in conjunction with the Company's annual consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

         Changes in Presentation. Certain financial statement items in 1996, 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTIES

         SPR Acquisition. On December 1, 1997, the Company purchased from SCANA Petroleum Resources, Inc. ("SPR") substantially all of SPR's assets, including its oil and gas properties, exploratory leasehold interests and associated obligations, in exchange for approximately $110 million ("SPR Acquisition"), subject to adjustment as provided by the Purchase and Sale Agreement between the Company and SPR. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimated fair values at the date of acquisition. The operating results of the assets acquired from SPR have been included in Kelley's Consolidated Statements of Income (Loss) since December 1, 1997. The pro forma information shown below assumes that the acquisition occurred at the beginning of each year presented. Adjustments have been made to reflect changes in the Company's results from the revenues and direct operating expenses of the producing properties acquired from SPR, additional interest expense to finance the acquisition, depreciation, depletion and amortization based on assigned fair values to the assets acquired and general and administrative expenses incurred from hiring additional employees. The unaudited pro forma financial data are not necessarily indicative of financial results that would have occurred had the SPR Acquisition occurred on January 1, 1996 and January 1, 1997, and should not be viewed as indicative of operations in future periods.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  (UNAUDITED)
                                                                         -----------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                             1996             1997
                                                                         -----------       -----------
Revenues...............................................................  $   112,936       $   112,142
Income (loss) before extraordinary item................................      (12,484)            1,315
Net income (loss)......................................................      (29,514)            1,315
Loss per common share..................................................        (0.29)            (0.03)

NOTE 4 - LONG-TERM DEBT

         Long-Term Debt. The Company's long-term debt at December 31, 1997 and 1998 and March 31, 1999 is comprised of the following:

                                 (IN THOUSANDS)

                                                                     December 31,            March 31,
                                                                 -----------------------    ----------
                                                                    1997         1998          1999
                                                                 ----------   ----------    ----------
Bank credit facilities .......................................   $  111,300   $  111,500    $  111,500
13 1/2% Senior Notes .........................................          435          435           435
10 3/8% Senior Subordinated Notes ............................      120,615      150,662       150,818
7 7/8% Convertible Subordinated Notes ........................       29,710       31,816        32,416
8 1/2% Convertible Subordinated Debentures ...................       24,123       25,338        25,641
                                                                 ----------   ----------    ----------
                                                                    286,183      319,751       320,810
   Less current maturities ...................................         --        (32,251)      (32,851)
                                                                 ----------   ----------    ----------
                                                                 $  286,183   $  287,500    $  287,959
                                                                 ==========   ==========    ==========

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

         At December 31, 1998 and March 31, 1999, $111.5 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility. In April 1999 the Company borrowed an additional $4 million under the Credit Facility, raising its total outstanding borrowings to $115.5 million as of April 30, 1999. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month. Accordingly, outstanding balances under the Credit Facility may be higher on any given day during the month than at the end of the month. The weighted average interest rates on borrowings outstanding at December 31, 1998 and March 31, 1999 under the Credit Facility were 7.03% and 6.78%, respectively.

         As of March 31, 1999, the Company was in default on certain covenants under the Credit Facility. In addition, a review of the Borrowing Base was scheduled for May 1, 1999, at which time the Company expected the current $117 million Borrowing Base to be lowered. The excess of the amounts outstanding over the new Borrowing Base would have been due and payable within 30 days. The Company received waivers of these defaults through May 17, 1999, at which time all amounts due under the Credit Facility were repaid and the Credit Facility was terminated (see Note 1). Following the sale of the Notes, the Company's ability to negotiate a new revolving credit facility will be severely limited.

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

         See Note 1 regarding the Company's purchase of a portion of the outstanding 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures.

         14% Senior Secured Notes Due 2003. On April 16, 1999, the Company issued $135,000,000 of Senior Secured Notes due 2003, maturing at 105% of the stated principal amount. Interest will accrue from the issue date and will be payable semi-annually in cash in arrears on each April 15 and October 15, commencing October 15, 1999. As a result of the consummation of the Phillips transaction, by June 16, 1999, the Company must offer to redeem $35 million of the Notes at 104% of par. The remaining Notes are redeemable by the Company on or after April 15, 2001. Scheduled mandatory redemptions of $2,000,000 per quarter begin July 15, 2002. In addition, the indenture contains covenants that restrict the Company's ability to incur additional indebtedness, pay dividends, incur capital expenditures, sell assets, merge or consolidate and redeem subordinated indebtedness.

         Debt Maturities. At December 31, 1998 and March 31, 1999, the Company has aggregate debt maturities of $34.6 million in 1999, $138.4 million in 2000 and $155.0 million in 2006.

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

         In January 1996, the Company suspended the payment of the quarterly Preferred Stock dividend scheduled for February 1, 1996 to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999 and May 1, 1999 aggregating approximately $6.8 million, covering 6 quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

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

         Stock option activity for the Company during 1996, 1997, 1998 and the three month period ended March 31, 1999, was as follows:

                                                                                                                THREE MONTHS
                                                                                                                    ENDED
                                         1996                     1997                    1998                  MARCH 31, 1999
                                 -----------------------  -----------------------  -----------------------  -----------------------
                                              WEIGHTED                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                              AVERAGE                   AVERAGE                 AVERAGE                  AVERAGE
                                              EXERCISE                  EXERCISE                EXERCISE                 EXERCISE
OPTIONS IN THOUSANDS              OPTIONS      PRICE       OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                 ---------   -----------  ----------   ----------  ----------  -----------  ----------  -----------
Stock options outstanding,
   beginning of year .........       2,105    $    2.38       4,589    $    1.63       4,601    $    1.75       4,497    $    1.87
     Granted .................       2,520         1.01         482         2.61         727         2.20        --            --
     Exercised ...............         (36)        2.38        (415)        1.31        (272)        1.00        --            --
     Surrendered or expired ..        --           --           (55)        2.62        (559)        1.73        (482)        1.15
                                 ---------                ---------                ---------                ---------
Stock options outstanding,
   end of year/period ........       4,589    $    1.63       4,601    $    1.75       4,497    $    1.87       4,015    $    1.96
                                 =========    =========   =========    =========   =========    =========   =========    =========



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

         At December 31, 1998 and March 31, 1999, approximately 3.6 million and
4.1 million shares, respectively, were available for future option grants.

         The following table summarizes information about the options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          -------------------------------------------------------    --------------------------------
                                               WEIGHTED
                                               AVERAGE                                                    WEIGHTED
                                              REMAINING             WEIGHTED                              AVERAGE
       RANGE OF              OPTIONS       CONTRACTUAL LIFE          AVERAGE            OPTIONS           EXERCISE
    EXERCISE PRICE         (THOUSANDS)          (YEARS)           EXERCISE PRICE       (THOUSANDS)          PRICE
---------------------     -------------    -----------------    -----------------    --------------     -------------
      $0.69 - 1.00             1,688               7.8                $1.00                 793              $1.00
      $1.75 - 2.56             2,531               7.2                 2.25               1,808               2.23
      $2.72 - 4.13               278               4.0                 3.78                 226               3.98

The following table summarizes information about the options outstanding at March 31, 1999:

                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          -------------------------------------------------------    --------------------------------
                                               WEIGHTED
                                               AVERAGE                                                    WEIGHTED
                                              REMAINING             WEIGHTED                              AVERAGE
       RANGE OF              OPTIONS       CONTRACTUAL LIFE          AVERAGE            OPTIONS           EXERCISE
    EXERCISE PRICE         (THOUSANDS)          (YEARS)           EXERCISE PRICE       (THOUSANDS)          PRICE
---------------------     -------------    -----------------    -----------------    --------------     -------------
      $0.69 - 1.00             1,252               7.2                $1.00                 863              $1.00
      $1.75 - 2.56             2,493               7.0                 2.24               1,933               2.22
      $2.72 - 4.13               270               3.6                 3.81                 224               3.99


         The weighted average fair value of options granted during 1996, 1997 and 1998 was $0.59, $1.51 and $1.46, respectively. There were no options granted in the first quarter of 1999. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 6.8% for 1996, 6.4% for 1997 and 5.2% for 1998; an expected volatility of 60% for 1996 and 1997 and 78% for 1998; expected life of five years and no dividend yield for all three years.

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized based upon the fair market value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based compensation", the Company's net loss and earnings per share for the years ended December 31, 1996, 1997, 1998 and the three month period ended March 31, 1999, would have been as reflected in the pro forma amounts indicated below:

                                                                                                         THREE MONTHS
                                                                                                             ENDED
                                                          1996                1997           1998        MARCH  31, 1999
                                                       -----------         ----------      ----------   ----------------
Net income (loss) before
    extraordinary item (in thousands)................   $  (14,512)         $  1,319       $  (57,708)    $   (11,079)
Loss per common share
    before extraordinary item........................         (.21)             (.03)            (.49)           (.10)

Net income (loss)
    (in thousands)...................................      (31,542)         $  1,319       $  (57,708)    $   (11,079)
Loss per common share................................         (.40)             (.03)            (.49)           (.10)


         ESOP/401K. Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. No ESOP contributions were made in 1996. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For the years ended 1996, 1997, 1998 and the periods ended March 31, 1998 (unaudited) and 1999, the Company made matching contributions totaling $0.1 million, $0.2 million, $0.3 million, $58,000 and $67,000, respectively.

NOTE 7 - INCOME TAXES

         The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1996, 1997 and 1998 and for the three month period ended March 31, 1999:

                                 (IN THOUSANDS)

                                                                                       Three Months
                                                                                          ended
                                                                                         March 31,
                                               1996           1997           1998          1999
                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes ......   $   (28,965)   $     1,951    $   (57,007)   $   (10,986)
                                           -----------    -----------    -----------    -----------
Income tax expense (benefit)
   computed at statutory rates .........        (9,848)           663        (19,382)        (3,735)
   Increase in valuation allowance .....        16,322            301         16,272          5,297
   Adjustment to net operating loss
     carryforward and other ............        (7,209)        (1,459)         2,463         (1,778)
Permanent differences:
   Nondeductible expenses ..............           735            708            700            216
   Other-net ...........................          --             (213)           (53)          --
                                           -----------    -----------    -----------    -----------
     Tax expense (benefit) .............   $      --      $      --      $      --      $      --
                                           ===========    ===========    ===========    ===========

         No federal income taxes were paid for the years ended December 31, 1996, 1997 and 1998 or for the three months ended March 31, 1998 (unaudited) and 1999.

         The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                 (IN THOUSANDS)

                                                                                                           Three Months
                                                                                                              ended
                                                                                                             March 31,
                                                                  1996           1997           1998           1999
                                                               -----------    -----------    -----------    -----------
Deferred tax liabilities:
   Tax over book depletion, depreciation and
      capitalization methods on oil and gas properties .....   $      --      $      --      $      --      $      --

Deferred tax assets:
   Book over tax depletion, depreciation and
   capitalization method on oil and gas properties .........        42,696         32,210         43,730         44,096
   Net operating loss carryforwards ........................        62,179         72,992         77,741         82,672
   Charitable contribution carryforwards ...................            78             52             54             54
   Alternative minimum tax credit carryforwards ............            21             21             21             21
   Valuation allowance .....................................      (104,974)      (105,275)      (121,546)      (126,843)
                                                               -----------    -----------    -----------    -----------
   Total deferred tax assets ...............................          --             --             --             --
                                                               -----------    -----------    -----------    -----------
   Net deferred tax liability ..............................   $      --      $      --      $      --      $      --
                                                               ===========    ===========    ===========    ===========

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

NOTE 8 - RELATED PARTY TRANSACTIONS

         The 1994 DDP. In February 1994, the 1994 DDP completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. As of March 31, 1999, the Company owned 19.2 million units (91.9%) in the 1994 DDP, together with its 3.94% general partner interest.

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

         The 1992 DDP. During November 1992, the 1992 DDP completed a public offering of 16.0 million units of limited and general partner interests at $3.00 per unit. As of March 31, 1999, Kelley Oil owned 13.4 million units (83.7%) in the 1992 DDP, together with its 3.94% general partner interest. As of March 31, 1999, the 1992 DDP was indebted to Kelley Oil for loans aggregating $2.3 million ($0.4 million, net of intercompany eliminations). The Company recorded interest income on this indebtedness of $10,000 in the first three months of 1999, net of intercompany eliminations.

         Reimbursements from Affiliated Programs. The Company is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, aggregated $0.2 million, $0.1 million, $21,000, $24,000 and $18,000 in 1996, 1997, 1998, and the three months ended March 31, 1998 (unaudited) and 1999, respectively.

         Interest on DDP Commitments. During 1996, 1997, 1998, the first three months of 1998 (unaudited) and 1999, the Company paid or accrued interest at a market rate in the amounts, net of intercompany elimination, of $91,000, $11,000, zero, zero and zero, respectively, on deferred subscription commitments to DDPs.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Significant Customers. Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. During 1998 and the three month period ended March 31, 1999, natural gas sales to three purchasers accounted for 48%, 22% and 18% and

50%, 25% and 17%, respectively, of the Company's total sales. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

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

         Restructuring Expenses. In 1996, the Company incurred restructuring expenses of $4.3 million associated primarily with staff reductions, related severance settlements and reorganization costs. Accrued expenses on the balance sheet include $0.9 million, $0.2 million and $0.1 million at December 31, 1997 and 1998 and March 31, 1999, respectively, related to the unpaid portion of these charges.

         Leases. The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1996, 1997 and 1998 and for the three month periods ended March 31, 1998 (unaudited) and 1999 were $1.3 million, $0.8 million, $0.6 million, $0.1 million and $0.2 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

                                 (IN THOUSANDS)

       1999....................................................................  $   667
       2000....................................................................      636
       2001 ...................................................................      341
       2002 ...................................................................       39
       2003....................................................................        7
                                                                                 -------
       Total...................................................................  $ 1,690
                                                                                 =======

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

         Through natural gas price swap agreements, the Company hedged approximately 49% and 66% of its natural gas production for 1998 and the three month period ended March 31, 1999, respectively, at average NYMEX quoted prices of $2.31 per Mmbtu and $2.27 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1998, 5,400,000 Mmbtus of natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. As of March 31, 1999, 5,630,000 Mmbtus of natural gas production for April through October 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.03 per Mmbtu before transaction and transportation costs. As of December 31, 1998, 16,380,000 Mmbtu's of natural gas production for 1999 has been hedged by natural gas basis swap agreements. As of March 31, 1999, 10,980,000 Mmbtus of natural gas production for April through September 1999 has been hedged by natural gas basis swap agreements. Hedging activities increased revenues by approximately $3.5 million in 1998 and $2.5 million in the first quarter of 1999, as compared to estimated revenues had no hedging activities been conducted. At December 31, 1998, the unrealized gain on the Company's existing hedging instruments for future production months in 1999 approximated $2.5 million. As of March 31, 1999, the unrealized loss on the Company's existing hedging instruments for the future production months in 1999 approximated $1.4 million.

         The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 11 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B and Series D 10 3/8 % Senior Subordinated Notes due 2006. The following guarantor consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of December 31, 1997 and 1998 and March 31, 1999, consolidating condensed statements of income (loss) for each of the years ended December 31, 1996, 1997 and 1998 and for the three month periods ended March 31, 1998 (unaudited) and 1999 and consolidating condensed statements of cash flows for each of the years ended December 31, 1996, 1997 and 1998 and for the three month periods ended March 31, 1998 (unaudited) and 1999.

2. Kelley Oil & Gas Corporation (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------
ASSETS:
   Current assets ........................   $     427,445    $     212,780    $      18,926   $    (632,293)   $      26,858
   Property and equipment, net ...........            --            276,744           17,698            (829)         293,613
   Other non-current assets, net .........        (141,957)          24,418             --           119,670            2,131
                                             -------------    -------------    -------------   -------------    -------------
     Total assets ........................   $     285,488    $     513,942    $      36,624   $    (513,452)   $     322,602
                                             =============    =============    =============   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...................   $       4,926    $     657,128    $      12,279   $    (632,293)   $      42,040
   Long-term debt ........................         286,183             --               --              --            286,183
   Stockholders' deficit .................          (5,621)        (143,186)          24,345         118,841           (5,621)
                                             -------------    -------------    -------------   -------------    -------------
     Total liabilities and
         stockholders' deficit ...........   $     285,488    $     513,942    $      36,624   $    (513,452)   $     322,602
                                             =============    =============    =============   =============    =============



                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------
ASSETS:
   Current assets ........................   $     424,609    $     212,946    $      10,859   $    (620,163)   $      28,251
   Property and equipment, net ...........            --            243,927           14,008          (1,480)         256,455
   Other non-current assets, net .........        (165,642)          18,611             --           148,522            1,491
                                             -------------    -------------    -------------   -------------    -------------
     Total assets ........................   $     258,967    $     475,484    $      24,867   $    (473,121)   $     286,197
                                             =============    =============    =============   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...................   $      38,406    $     641,113    $       6,281   $    (620,164)   $      65,636
   Long-term debt ........................         287,500             --               --              --            287,500
   Stockholders' deficit .................         (66,939)        (165,629)          18,586         147,043          (66,939)
                                             -------------    -------------    -------------   -------------    -------------
     Total liabilities and
         stockholders' deficit ...........   $     258,967    $     475,484    $      24,867   $    (473,121)   $     286,197
                                             =============    =============    =============   =============    =============


                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 MARCH 31, 1999

                                 (IN THOUSANDS)

                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------
ASSETS:
   Current assets ........................   $     422,192    $     206,289    $       8,166   $    (610,670)   $      25,977
   Property and equipment, net ...........            --            239,052           13,589          (1,677)         250,964
   Other non-current assets, net .........        (168,126)          18,476             --           150,948            1,298
                                             -------------    -------------    -------------   -------------    -------------
     Total assets ........................   $     254,066    $     463,817    $      21,755   $    (461,399)   $     278,239
                                             =============    =============    =============   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...................   $      44,032    $     631,533    $       3,310   $    (610,670)   $      68,205
   Long-term debt ........................         287,959             --               --              --            287,959
   Stockholders' deficit .................         (77,925)        (167,716)          18,445         149,271          (77,925)
                                             -------------    -------------    -------------   -------------    -------------
     Total liabilities and
     stockholders' deficit ...............   $     254,066    $     463,817    $      21,755   $    (461,399)   $     278,239
                                             =============    =============    =============   =============    =============


               CONSOLIDATING CONDENSED STATEMENT OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------

Revenues .................................   $        --      $      39,248    $      24,784    $      (1,749)   $      62,283
Costs and expenses .......................         (22,397)         (39,293)         (13,150)             623          (74,217)
Equity in earnings of subsidiaries .......          10,463           11,634             --            (22,097)            --
Extraordinary item .......................         (17,030)            --               --               --            (17,030)
                                             -------------    -------------    -------------    -------------    -------------
Net income (loss) ........................   $     (28,964)   $      11,589    $      11,634    $     (23,223)   $     (28,964)
                                             =============    =============    =============    =============    =============



               CONSOLIDATING CONDENSED STATEMENT OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------

Revenues .................................   $           8    $      57,064    $      19,508    $        (442)   $      76,138
Costs and expenses .......................         (27,196)         (36,975)         (10,329)             313          (74,187)
Equity in earnings of subsidiaries .......          29,139            9,179             --            (38,318)            --
                                             -------------    -------------    -------------    -------------    -------------
Net income (loss) ........................   $       1,951    $      29,268    $       9,179    $     (38,447)   $       1,951
                                             =============    =============    =============    =============    =============


               CONSOLIDATING CONDENSED STATEMENT OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------

Revenues .................................   $         (18)   $      69,958    $       9,715    $        --      $      79,655
Costs and expenses .......................         (33,893)         (94,457)          (7,742)            (570)        (136,662)
Equity in earnings (loss)
  of subsidiaries ........................         (23,096)           1,973             --             21,123             --
                                             -------------    -------------    -------------    -------------    -------------
Net income (loss) ........................   $     (57,007)   $     (22,526)   $       1,973    $      20,553    $     (57,007)
                                             =============    =============    =============    =============    =============

                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------

Revenues .................................   $         (18)   $      19,962    $       3,194    $         (67)   $      23,071
Expenses .................................          (8,260)         (17,940)          (1,940)             246          (27,894)
Equity in earnings of subsidiaries .......           3,455            1,254             --             (4,709)            --
                                             -------------    -------------    -------------    -------------    -------------
Net income (loss) ........................   $      (4,823)   $       3,276    $       1,254    $      (4,530)   $      (4,823)
                                             =============    =============    =============    =============    =============


                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (IN THOUSANDS)

                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------

Revenues .................................   $        --      $      13,732    $       1,990    $         (54)   $      15,668
Expenses .................................          (8,701)         (16,684)          (1,125)            (144)         (26,654)
Equity in earnings (loss) of subsidiaries           (2,285)             865             --              1,420             --
                                             -------------    -------------    -------------    -------------    -------------
Net income (loss) ........................   $     (10,986)   $      (2,087)   $         865    $       1,222    $     (10,986)
                                             =============    =============    =============    =============    =============

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                                COMBINED         COMBINED
                                                                GUARANTOR      NON-GUARANTOR
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             -------------    -------------    -------------   -------------    -------------

OPERATING ACTIVITIES:
   Net income (loss) .....................   $     (28,964)   $      11,589    $      11,634    $     (23,223)   $     (28,964)
   Non-cash income (loss)
     adjustments .........................          10,133           12,280            6,542           23,223           52,178
   Changes in operating assets
     and liabilities .....................         (31,460)          26,767           (9,259)            --            (13,952)
                                             -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
     operating activities ................         (50,291)          50,636            8,917             --              9,262
                                             -------------    -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
   Capital expenditures ..................            --            (35,203)         (12,398)            --            (47,601)
   Acquisition of oil and gas
     properties ..........................            --            (11,594)            --               --            (11,594)
   Proceeds from sale of properties ......            --              3,811            1,992             --              5,803
                                             -------------    -------------    -------------    -------------    -------------
Net cash used in investing
   activities ............................            --            (42,986)         (10,406)            --            (53,392)
                                             -------------    -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
   Net payments on long term
     borrowings ..........................            --             (8,500)            --               --             (8,500)
   Proceeds from sale of notes,
     net .................................         120,938             --               --               --            120,938
   Debenture conversion costs ............          (1,100)            --               --               --             (1,100)
   Proceeds from sale of
     common stock, net ...................          43,998             --               --               --             43,998
   Retirement of senior notes ............        (113,488)            --               --               --           (113,488)
                                             -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
     financing activities ................          50,348           (8,500)            --               --             41,848
                                             -------------    -------------    -------------    -------------    -------------
Increase (decrease) in cash and
     cash equivalents ....................              57             (850)          (1,489)            --             (2,282)
Cash and cash equivalents,
     beginning of period .................               1            3,654            2,697             --              6,352
                                             -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents, end of
   period ................................   $          58    $       2,804    $       1,208    $        --      $       4,070
                                             =============    =============    =============    =============    =============


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                   COMBINED         COMBINED
                                                                   GUARANTOR      NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
   Net income ................................   $       1,951    $      29,268    $       9,179    $     (38,447)   $       1,951
   Non-cash income (loss) adjustments ........         (24,842)          16,880            5,098           38,447           35,583
   Changes in operating assets
     and liabilities .........................         (97,813)         105,584           (5,701)            --              2,070
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
   operating activities ......................        (120,704)         151,732            8,576             --             39,604
                                                 -------------    -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
   Capital expenditures ......................            --            (51,592)          (1,548)            --            (53,140)
   Acquisition of oil and gas properties .....            --           (111,135)            --               --           (111,135)
   Capital contributed to partnerships .......            --             (5,819)            --              5,819             --
   Distributions from partnerships ...........            --             14,014             --            (14,014)            --
                                                 -------------    -------------    -------------    -------------    -------------
Net cash used in investing activities ........            --           (154,532)          (1,548)          (8,195)        (164,275)
                                                 -------------    -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
   Net proceeds on long term borrowings ......          97,800             --               --               --             97,800
   Proceeds from sale of common stock, net ...          27,545             --               --               --             27,545
   Distributions to partners .................            --               --            (14,014)          14,014             --
   Capital contributed by partners ...........            --               --              5,819           (5,819)            --
   Dividends on preferred stock ..............          (4,582)            --               --               --             (4,582)
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in) financing
   activities ................................         120,763             --             (8,195)           8,195          120,763
                                                 -------------    -------------    -------------    -------------    -------------
Increase (decrease) in cash
   and cash equivalents ......................              59           (2,800)          (1,167)            --             (3,908)
Cash and cash equivalents,
   beginning of period .......................              58            2,804            1,208             --              4,070
                                                 -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents,
   end of period .............................   $         117    $           4    $          41    $        --      $         162
                                                 =============    =============    =============    =============    =============

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                   COMBINED         COMBINED
                                                                   GUARANTOR      NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
   Net income (loss) .........................   $     (57,007)   $     (22,526)   $       1,973    $      20,553    $     (57,007)
   Non-cash income (loss) adjustments ........          28,109           70,144            3,687          (20,553)          81,387
   Changes in operating assets
     and liabilities .........................           3,869           (7,976)           2,029             --             (2,078)
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
   operating activities ......................         (25,029)          39,642            7,689             --             22,302
                                                 -------------    -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
   Capital expenditures ......................            --            (56,579)            --               --            (56,579)
   Proceeds from sale of property ............            --             17,363             --               --             17,363
   Distributions from partnerships ...........            --              7,730             --             (7,730)            --
                                                 -------------    -------------    -------------    -------------    -------------
Net cash used in investing activities ........            --            (31,486)            --             (7,730)         (39,216)
                                                 -------------    -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
   Payments on long term borrowings ..........        (118,900)            --               --               --           (118,900)
   Net proceeds on long term borrowings ......         119,100             --               --               --            119,100
   Redemption on subordinated notes ..........            (228)            --               --               --               (228)
   Proceeds from sale of common stock ........             273             --               --               --                273
   Proceeds from conversion of preferred .....              (2)            --               --               --                 (2)
   Proceeds from sale of common stock, net ...          29,526             --               --               --             29,526
   Distributions to partners .................            --               --             (7,730)           7,730             --
   Dividends on preferred stock ..............          (4,582)            --               --               --             (4,582)
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in) financing
   activities ................................          25,187             --             (7,730)           7,730           25,187
                                                 -------------    -------------    -------------    -------------    -------------
Increase (decrease) in cash
   and cash equivalents ......................             158            8,156              (41)            --              8,273
Cash and cash equivalents,
   beginning of period .......................             117                4               41             --                162
                                                 -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents,
   end of period .............................   $         275    $       8,160    $        --      $        --      $       8,435
                                                 =============    =============    =============    =============    =============


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   COMBINED         COMBINED
                                                                   GUARANTOR      NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
   Net income ................................   $      (4,823)   $       3,276    $       1,254    $      (4,530)   $      (4,823)
   Non-cash income adjustments ...............          (2,061)          11,041              879            4,530           14,389
   Changes in operating assets
     and liabilities .........................           3,721           (3,848)             247             --                120
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
   operating activities ......................          (3,163)          10,469            2,380             --              9,686
                                                 -------------    -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
   Capital expenditures ......................            --            (12,675)            (206)            --            (12,881)
   Capital contributed to partnerships .......            --               --               --               --               --
   Distributions from partnerships ...........            --              2,202             --             (2,202)            --
                                                 -------------    -------------    -------------    -------------    -------------
Net cash used in investing activities ........            --            (10,473)            (206)          (2,202)         (12,881)
                                                 -------------    -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
   Net proceeds on long term borrowings ......          34,100             --               --               --             34,100
   Net payments on long term borrowings ......         (30,800)            --               --               --            (30,800)
   Redemption of notes .......................            (228)            --               --               --               (228)
   Proceeds from sale of common stock, net ...               1             --               --               --                  1
   Distributions to partners .................            --               --             (2,202)           2,202             --
   Capital contributed by partners ...........            --               --               --               --               --
   Dividends on preferred stock ..............            --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in) financing
   activities ................................           3,073             --             (2,202)           2,202            3,073
                                                 -------------    -------------    -------------    -------------    -------------
Decrease in cash and cash equivalents ........             (90)              (4)             (28)            --               (122)
Cash and cash equivalents,
   beginning of period .......................             117                4               41             --                162
                                                 -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents,
   end of period .............................   $          27    $        --      $          13    $        --      $          40
                                                 =============    =============    =============    =============    =============

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (IN THOUSANDS)

                                                                   COMBINED         COMBINED
                                                                   GUARANTOR      NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------    -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
   Net income (loss) .........................   $     (10,986)   $      (2,087)   $         865    $       1,222    $     (10,986)
   Non-cash income (loss) adjustments ........           3,517            9,835              433           (1,222)          12,563
   Changes in operating assets
     and liabilities .........................           7,188           (4,370)            (297)            --              2,521
                                                 -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
   operating activities ......................            (281)           3,378            1,001             --              4,098
                                                 -------------    -------------    -------------    -------------    -------------

INVESTING ACTIVITIES:
   Capital expenditures ......................            --             (5,823)            --               --             (5,823)
   Proceeds from sale of property ............            --               --               --               --               --
   Distributions from partnerships ...........            --              1,001             --             (1,001)            --
                                                 -------------    -------------    -------------    -------------    -------------
Net cash used in investing activities ........            --             (4,822)            --             (1,001)          (5,823)
                                                 -------------    -------------    -------------    -------------    -------------

FINANCING ACTIVITIES:
   Net payments on long term borrowings ......            --               --               --               --               --
   Proceeds from sale of notes, net ..........            --               --               --               --               --
   Redemption of subordinated notes ..........            --               --               --               --               --
   Proceeds from sale of common stock, net ...            --               --               --               --               --
   Proceeds from conversion of
     preferred stock .........................            --               --               --               --               --
   Distributions to partners .................            --               --             (1,001)           1,001             --
   Dividends on preferred stock ..............            --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------

Net cash provided by (used in) financing
   activities ................................            --               --             (1,001)           1,001
                                                 -------------    -------------    -------------    -------------    -------------
Increase (Decrease) in cash and cash
   equivalents ...............................            (281)          (1,444)            --               --             (1,725)

Cash and cash equivalents,
   beginning of period .......................             275            8,160             --               --              8,435
                                                 -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents,
   end of period .............................   $          (6)   $       6,716    $        --      $        --      $       6,710
                                                 =============    =============    =============    =============    =============

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

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  1996          1997          1998
                                                               ----------    ----------    ----------
Unevaluated properties .....................................   $   12,521    $   49,854    $   38,293
Properties subject to amortization .........................      338,794       463,263       496,686
                                                               ----------    ----------    ----------
Capitalized costs ..........................................      351,315       513,117       534,979
Accumulated depreciation, depletion and amortization .......     (194,367)     (221,729)     (280,640)
                                                               ----------    ----------    ----------
Net capitalized costs ......................................   $  156,948    $  291,388    $  254,339
                                                               ==========    ==========    ==========


         Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  1996          1997          1998
                                                               ----------    ----------    ----------
Property acquisition costs:
   Proved ..................................................   $   11,594   $   73,190   $    2,338
   Unproved (1) ............................................        2,160       40,997        1,405
Exploration costs ..........................................        5,438        9,525       25,414
Development costs ..........................................       41,790       40,713       27,875
                                                               ----------   ----------   ----------
   Total costs incurred ....................................   $   60,982   $  164,425   $   57,032
                                                               ==========   ==========   ==========


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

                                                 CRUDE OIL, CONDENSATE
                                                AND NATURAL GAS LIQUIDS                         NATURAL GAS
                                                        (MBBLS)                                   (MMCF)
                                        --------------------------------------    --------------------------------------
                                           1996          1997          1998          1996          1997          1998
                                        ----------    ----------    ----------    ----------    ----------    ----------
Proved developed and undeveloped reserves:
   Beginning of year ................        1,387         1,466         2,953       196,273       297,634       354,867
   Revisions of previous estimates ..          (89)          106           (79)      (30,519)       21,831       (31,674)
   Purchases of reserves in place ...           57         1,351          --          30,844        51,712          --
   Extensions and discoveries .......          477           256         3,082       128,692        13,892         9,512
   Sale of reserves in place ........         (134)         --            (287)       (4,190)         --         (13,589)
   Production .......................         (232)         (226)         (375)      (23,466)      (30,202)      (35,557)
                                        ----------    ----------    ----------    ----------    ----------    ----------
   End of year ......................        1,466         2,953         5,294       297,634       354,867       283,559
                                        ==========    ==========    ==========    ==========    ==========    ==========
Proved developed reserves
   at end of year ...................          977         2,432         1,981       173,465       257,800       188,824
                                        ==========    ==========    ==========    ==========    ==========    ==========


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

                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1996          1997           1998
                                                                    -----------    -----------    -----------
Future cash inflows .............................................   $ 1,099,089    $   930,357    $   643,473
Future production costs .........................................      (113,178)      (196,048)      (159,378)
Future development costs ........................................       (81,932)      (106,123)       (93,321)
Future income tax expenses ......................................      (162,887)       (37,050)        (1,627)
                                                                    -----------    -----------    -----------
    Future net cash flows .......................................       741,092        591,136        389,147
10% annual discount for estimating timing of cash flows .........      (307,321)      (227,249)      (155,677)
                                                                    -----------    -----------    -----------
    Standardized measure of discounted future net cash flows ....   $   433,771    $   363,887    $   233,470
                                                                    ===========    ===========    ===========


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

                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        1996            1997            1998
                                                                    ------------    ------------    ------------
Changes due to current year operations:
   Sales of oil and gas, net of production costs ................   $    (48,307)   $    (62,080)   $    (57,940)
   Sale of reserves in place ....................................         (6,836)           --           (15,424)
   Extensions and discoveries ...................................        192,174          21,945          20,097
   Purchases of reserves in place ...............................         11,594          91,034            --
   Future development costs incurred ............................         24,500          21,806           9,218
Changes due to revisions in standardized variables:
   Prices and production costs ..................................        159,292        (243,851)        (94,569)
   Revisions of previous quantity estimates .....................        (50,594)         25,345         (29,853)
   Estimated future development costs ...........................          3,254         (17,413)        (29,240)
   Income taxes .................................................        (82,831)         69,489         (14,110)
   Accretion of discount ........................................         17,575          51,818          24,903
   Production rates (timing) and other ..........................         42,898         (27,977)         56,501
                                                                    ------------    ------------    ------------
     Net increase (decrease) ....................................        262,719         (69,884)       (130,417)
   Beginning of year ............................................        171,052         433,771         363,887
                                                                    ------------    ------------    ------------
     End of year ................................................   $    433,771    $    363,887    $    233,470
                                                                    ============    ============    ============

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

NOTE 13 - QUARTERLY RESULTS (UNAUDITED)

                                                          1997                                       1998
                                        ----------------------------------------   -----------------------------------------
                                           1ST        2ND       3RD      4TH (1)      1ST         2ND      3RD       4TH(2)
                                         QUARTER    QUARTER   QUARTER    QUARTER    QUARTER     QUARTER   QUARTER    QUARTER
                                        ---------   --------  -------    -------   ---------    --------  --------  --------
Revenues..............................  $  18,947    16,178    17,105     23,634   $  23,047     21,162    18,630     16,311
Operating profit......................      7,368     4,892     6,121      8,367       3,245     (1,251)      (85)   (26,087)
Net income (loss).....................      1,703    (1,248)       59      1,437      (4,823)    (9,433)   (8,411)   (34,340)
Basic and diluted income
   (loss) per common share...........   $    0.01     (0.02)    (0.01)        --   $   (0.05)     (0.08)    (0.08)     (0.28)

(1)  Reflects the acquisition of SPR on December 1, 1997.

(2) Reflects non-cash impairment charges against the carrying value of proved and unproved oil and natural gas properties under SFAS 121 (see Note 2).

SECTION B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

GENERAL

         Introduction. Kelley Oil & Gas Corporation and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition. The Company's 1998 operational activities were focused primarily on exploiting its north Louisiana properties and exploration activities on its south Louisiana acreage. In 1998, the Company drilled or participated in drilling 47 gross (21.2 net) development wells and 15 gross (5.8 net) exploratory wells of which 46 gross (20.7 net) and 8 gross (2.5 net), respectively, were completed as producing wells. The Company's most significant event was the drilling of the Harry S. Bourg #1 discovery well in Terrebonne Parish, Louisiana which added 21.4 bcfe of proved reserves to the Company's reserve base at year-end. The Company has a 50% working interest in this well. In the first three months of 1999, the Company participated in drilling 2 gross (0.5 net) wells, both of which were completed in the first quarter of 1999.

         General Conditions of the Oil and Natural Gas Industry and Commodity Prices. Through the first quarter of 1999, the prices of oil and natural gas during recent months have fallen sharply and continue to reflect the volatility of commodity prices and the industry generally. The Company cannot predict future prices of oil and natural gas. Although both oil and natural gas prices have recovered, should prices decline, the Company's results of operations and liquidity could be adversely impacted. The success of the Company is in part dependent on factors outside the control of the Company, but which directly affect the financial condition of the Company, including capital market conditions and highly volatile oil and natural gas prices. Due to recent industry conditions, the Company, as others within the industry, has been required to reconsider its capital expenditures budgets, which could adversely impact production levels, and to evaluate various financing and strategic alternatives.

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

         Through natural gas price swap agreements, the Company hedged approximately 49% and 66% of its natural gas production for 1998 and the three month period ended March 31, 1999, respectively, at average NYMEX quoted prices of $2.31 per Mmbtu and $2.27 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1998, 5,400,000 Mmbtus of natural gas production for 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.36 per Mmbtu before transaction and transportation costs. As of March 31, 1999, 5,630,000 Mmbtus of natural gas production for April through October 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.03 per Mmbtu before transaction and transportation costs. As of December 31, 1998, 16,380,000 Mmbtu's of natural gas production for 1999 has been hedged by natural gas basis swap agreements. As of March 31, 1999, 10,980,000 Mmbtus of natural gas production for April through September 1999 has been hedged by natural gas basis swap agreements. Hedging activities increased revenues by approximately $3.5 million in 1998 and $2.5 million in the first quarter of 1999, as compared to estimated revenues had no hedging activities been conducted. At December 31, 1998, the unrealized gain on the Company's existing hedging instruments for future production months in 1999 approximated $2.5 million. As of March 31, 1999, the unrealized loss on the Company's existing hedging instruments for the future production months in 1999 approximated $1.4 million.

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

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ---------------------------
                                                                               1998           1999
                                                                           ------------   ------------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ...........................            102           82.8
   Natural gas (Mmcf) ..................................................         10,165          7,247
   Natural gas equivalent (Mmcfe) ......................................         10,777          7,744
AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hydrocarbons (per Bbl) .........................   $      14.26   $      11.63
   Natural gas (per Mcf) ...............................................           2.12           1.97
   Natural gas equivalent (per Mcfe) ...................................           2.13           1.97
COST PER MCFE:
   Lifting costs .......................................................   $        .34   $        .59
   Severance and ad valorem taxes ......................................            .12            .10
   General and administrative expenses .................................            .18            .18
   Depreciation, depletion and amortization (oil and gas activities) ...           1.00           1.20
   Interest expense, excluding accretion and amortization ..............            .62            .96


         The Company's oil and gas revenues of $15.5 million for the first quarter of 1999 decreased 33% compared to $23.0 million in the same period of 1998 as a result of a decrease in natural gas production (29%), decreased oil production (19%), lower natural gas prices (7%) and lower oil prices (18%).

         Interest and other income increased from $0.02 million in the first quarter of 1998 to $0.2 million in the first quarter of 1999 due to higher average cash balances in the current period.

         Production expenses for the first quarter of 1999 increased 8% to $5.3 million from $4.9 million in the same period last year, primarily due to higher workover expenses on Gulf of Mexico properties partially offset by lower current period severance and ad valorem taxes. Lifting costs (production expenses less severance and ad valorem taxes) per Mmcfe for the first quarter of 1999 increased 74% compared to the first quarter of 1998, primarily due to the higher workover expenses and a decrease in production volumes.

         Exploration expenses totaled $1.4 million in the first quarter of 1999 and $2.1 million in the corresponding period of 1998, a decrease of 33%, due to lower dry hole and seismic expenses of $0.7 million and $0.3 million, respectively, partially offset by higher lease rental expenses.

         General and administrative ("G&A") expenses of $1.4 million in the first quarter of 1999 decreased 26% compared to $1.9 million in the corresponding period last year. On a unit basis, G&A expenses of $0.18 per Mcfe were level with the corresponding period in 1998 reflecting the lower G&A expenses offset by a decline in production volumes.

         Interest and other debt expenses of $8.7 million in the first quarter of 1999 increased 7% from $8.1 million in the same period of 1998. The increase in interest expense resulted primarily from higher average debt levels during the current period. In addition to its 1999 interest expense of $7.4 million, the Company recorded non-cash charges in the first quarter of 1999 of $0.5 million for amortization of debt issuance costs, $0.3 million for accretion of note discount and $0.5 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expense decreased 8% from $10.9 million in the first quarter of 1998 to $10.0 million in the current period, primarily as a result of lower first quarter 1999 production partially offset by an increase in the units-of-production DD&A rate for oil and gas activities from $1.00 per Mcfe in the first quarter 1998 to $1.20 per Mcfe in the current period. This increase in rate was primarily a result of negative reserve revisions at year end 1998.

         The Company recognized a net loss of $11 million in the first quarter of 1999 and a net loss of $4.8 million in the same period last year. The reasons for the decline in earnings are described in the foregoing discussion.

         The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

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

         Production expenses for 1998 increased 81% to $19.9 million from $11.0 million in the prior year, resulting primarily from the SPR properties acquired during the fourth quarter of 1997 and higher current period workover expenses. Higher-cost production from the Gulf of Mexico properties acquired in the SPR acquisition contributed to a 78% increase in lifting costs (production expenses less ad valorem and severance taxes) per Mcfe to $0.41 in 1998 as compared to $0.23 in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a worldwide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many companies in the oil and gas industry, including Kelley Oil & Gas Corporation ("the Company"), experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, the Company has taken the measures discussed in the following paragraphs.

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment (subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The effective date of the transaction was May 1, 1999 and it closed on May 17, 1999. The Company anticipates recognition of a gain ranging from approximately $24 million to $28 million in the second quarter of 1999. The Company has not completed its analysis of the specific costs of the oil and gas properties and related accumulated depreciation, depletion and amortization being sold, and accordingly, the gain is subject to further adjustment.

         In April 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. With the consummation of the Phillips transaction, the Company is obligated to offer to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase within 30 days of such closing.

         In April 1999, the Company began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, the Company funded the repurchase of $46.1 million of the Securities through the Offer to Purchase and will recognize an extraordinary gain of approximately $18.9 million in the second quarter of 1999.

         The net proceeds from the combination of these transactions and cash on hand were used by the Company to repay all borrowings outstanding under its Credit Facility of $115.5 million plus accrued interest, to fund cash collateral for a $1.5 million letter of credit, and to fund the repurchase of $46.1 million of Securities under the Offer to Purchase, all at May 17, 1999. The remaining net proceeds and cash flow from operations will be used to repurchase up to $35 million of Notes at 104% of their principal amount and for general corporate purposes.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond the company's control, the Company believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, the Company will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows.

         Liquidity. Net cash provided by operating activities, before working capital adjustments, during the first three months of 1999 aggregated $1.6 million. Funds used in investing activities were comprised of capital expenditures of $5.8 million. As a result of these activities, cash and cash equivalents decreased from $8.4 million at December 31, 1998 to $6.7 as of March 31, 1999. As of March 31, 1999, the Company had a working capital deficit of $42.2 million, compared to a working capital deficit of $37.4 million at the end of 1998.

         Capital Resources. At March 31, 1999, $111.5 million of borrowings and $1.5 million of letters of credit were outstanding under the Credit Facility. In April 1999, the Company borrowed an additional $4 million under the Credit Facility, raising its total outstanding borrowings to $115.5 million as of April 30, 1999. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month. Accordingly, outstanding balances under the Credit Facility may be higher on any given day during the month than at the end of the month.

         After the Company paid all amounts outstanding under the Credit Facility, the Credit Facility was terminated and the Company is not likely to have access to a revolving credit facility to supplement its cash needs. The terms of the Notes and subordinated obligations significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during the remainder of 1999 from the net proceeds of the transactions described above, cash on hand and cash flows from operations. While the Company anticipates that it will be able to meet its obligations in 1999, there can be no assurance that it will be able to do so.

         The Company had $327.9 million principal amount of debt outstanding as of March 31, 1999 ($321 million recorded on the balance sheet), requiring $29.8 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $4.6 million annually, and carries liquidation preferences over the Common Stock totaling $49.8 million at March 31, 1999, including dividend arrearages. The Company has not declared the quarterly dividend of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999 and May
1, 1999, aggregating approximately $6.8 million, covering six quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. If the Company does not pay dividends on the Preferred Stock for a period of six quarters, whether or not consecutive, the holders of the Preferred Stock, as a group, have the right to elect two additional directors to the Company's Board of Directors.

         Capital Commitments. The Company's 1999 capital expenditure budget provides for $10 million to be expended on development drilling primarily in north and south Louisiana and $5 million to be expended on exploratory prospects primarily in south Louisiana, the shallow waters of the Gulf of Mexico, Texas and New Mexico. In the first three months of 1999, the Company participated in drilling 2 gross (.5 net) wells, both of which wells were completed in the first quarter of 1999. As of the end of the first quarter of 1999, the Company was participating in the drilling of 3 gross (.7 net) wells.

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

SECTION C. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates and commodity prices. The Company has used its Credit Facility and uses its Senior and Subordinated debt instruments to finance a significant portion of its operations (see Note 1). The Company's exposure to market risk for interest rate changes related to its Credit Facility variable rate debt (see Note 1). In the normal course of business the Company enters into hedging transactions, including natural gas price and basis swap agreements, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In the first three months of 1999, the Company used price and basis swap agreements to reduce exposure to downward price fluctuations for its natural gas production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and basis swap agreements, the table presents notional amounts in Mmbtu's and weighted average prices for contracts in place at March 31, 1999. The information presented below should be read in conjunction with Note 4 and Note 10 to the Consolidated Financial Statements (amounts in thousands otherwise indicated).

                                                              MATURITY DATE
                                  -------------------------------------------------------------                          FAIR VALUE
                                      1999            2000        2001        2002       2003    THEREAFTER     TOTAL     @ 3/31/99
                                  -----------     -----------   ---------  ---------   --------  ----------  -----------  ---------
Variable Debt:
   Credit Facility
   (Maturity) 6.78%(1)...........                 $   111,500                                                $   111,500  $ 111,500

Fixed Debt:
   13.50% (Maturity)............. $       435                                                                        435        435
   7.88% (Maturity)..............      34,147                                                                     34,147     20,147
   8.50% (Maturity)..............                      26,856                                                     26,856     15,845
   10.38% (Maturity).............                                                                $  155,000      155,000     97,650
                                  -----------     -----------                                    ----------  -----------  ---------
Total Maturity................... $    34,582     $   138,356                                    $  155,000  $   327,938  $ 245,577
                                  ===========     ===========                                    ==========  ===========  =========
Blended weighted
   average interest rate.........        7.95%            8.5%                                        10.38%

Commodity price
   derivatives:
Price swaps:
   Notional amounts
       (Mmbtu's) ................   5,630,000
   Weighted average price........ $      2.03
   Fair value at 3/31/99(2)......                                                                                         $  (1,050)

Basis swaps:
   Notional amounts
       (Mmbtu's) ................  10,980,000
   Margin differential(3)........ $      (.03)
   Fair value at 3/31/99(2)......                                                                                         $    (335)


(1) Reflects the weighted average interest rate on borrowings outstanding at March 31, 1999.

(2)  Represents estimated amounts to settle the contracts at March 31, 1999.

(3)  Estimated weighted average margin differential at March 31, 1999.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 13, 14 and 15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Words such as "anticipates," "believes," "expects," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

               27 Financial Data Schedule (included only in the electronic filing of this document).

         (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the first quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KELLEY OIL & GAS CORPORATION



Date: May 18, 1999                       By:     /s/  Rick G. Lester
                                            ----------------------------------
                                                      Rick G. Lester
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX



     EXHIBIT
     NO.            DESCRIPTION
     -------        -----------
        27          Financial Data Schedule (included only in the elcetronic
                    filing of this document).