Form 10-Q
period 1999-06-30
CONTOUR ENERGY CO
filed 1999-08-16
CIK 930529

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


FOR THE QUARTER ENDED JUNE 30, 1999                  COMMISSION FILE NO. 0-25214


                               CONTOUR ENERGY CO.
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       TITLE OF CLASS                   OUTSTANDING AT JULY 31, 1999

        Common Stock                             13,212,005

================================================================================

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
   Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)........................   2

   Consolidated Statements of Income (Loss) for the three months and six months ended
     June 30, 1998 and 1999 (unaudited).....................................................................   3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 1998 and 1999 (unaudited).....................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Management's Discussion and Analysis of Financial Condition and Results of Operations....................  13


PART II.  OTHER INFORMATION.................................................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,     JUNE 30,
                                                                                             1998           1999
                                                                                         ------------    ---------
                                                                                                        (UNAUDITED)
ASSETS:
   Cash and cash equivalents ........................................................     $   8,435      $  26,464
   Accounts receivable ..............................................................        18,071         27,570
   Accounts receivable -- drilling programs .........................................           624            536
   Prepaid expenses and other current assets ........................................         1,121          1,193
                                                                                          ---------      ---------
     Total current assets ...........................................................        28,251         55,763
                                                                                          ---------      ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net .......................................................        38,293         38,528
     Properties subject to amortization .............................................       496,686        408,624
   Pipelines and other transportation assets, at cost ...............................         1,582          1,582
   Furniture, fixtures and equipment ................................................         3,554          3,593
                                                                                          ---------      ---------
                                                                                            540,115        452,327
   Less:  Accumulated depreciation, depletion and amortization ......................      (283,660)      (271,838)
                                                                                          ---------      ---------
     Total property and equipment, net ..............................................       256,455        180,489
                                                                                          ---------      ---------
   Other non-current assets, net ....................................................         1,491          1,015
                                                                                          ---------      ---------
Total assets ........................................................................     $ 286,197      $ 237,267
                                                                                          =========      =========

LIABILITIES:
   Accounts payable and accrued expenses ............................................     $  33,113      $  31,965
   Accounts payable - drilling programs .............................................           272          1,165
   Current portion of long-term debt ................................................        32,251         14,386
                                                                                          ---------      ---------
     Total current liabilities ......................................................        65,636         47,516
                                                                                          ---------      ---------
   Long term debt ...................................................................       287,500        244,926
                                                                                          ---------      ---------
Total liabilities ...................................................................       353,136        292,442
                                                                                          ---------      ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
     1998 and June 30, 1999; 1,733,628 shares issued and outstanding at December
     31, 1998 and June 30, 1999 (liquidation value at December 31, 1998 and June
     30, 1999 of $48,633 and $50,909, respectively) .................................         2,600          2,600
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 1998 and June 30, 1999; 12,602,224 shares issued and outstanding at
     December 31, 1998 and June 30, 1999 ............................................         1,260          1,260
   Additional paid-in capital .......................................................       300,653        301,022
   Accumulated deficit ..............................................................      (371,452)      (360,057)
                                                                                          ---------      ---------
Total stockholders' deficit .........................................................       (66,939)       (55,175)
                                                                                          ---------      ---------
Total liabilities and stockholders' deficit .........................................     $ 286,197      $ 237,267
                                                                                          =========      =========

See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                     1998              1999              1998              1999
                                                                   --------          --------          --------          --------
REVENUES:
   Oil and gas revenues ....................................       $ 21,162          $ 12,850          $ 44,209          $ 28,357
   Interest and other income ...............................             42               903                66             1,064
   Gain on sale of oil and gas properties ..................             --            25,691                --            25,691
                                                                   --------          --------          --------          --------
   Total revenues ..........................................         21,204            39,444            44,275            55,112
                                                                   --------          --------          --------          --------

EXPENSES:
   Production expenses .....................................          5,846             4,264            10,744             9,548
   Exploration expenses ....................................          4,618             1,742             6,669             3,112
   General and administrative expenses .....................          1,708             2,661             3,617             4,035
   Interest and other debt expenses ........................          8,223            11,301            16,315            19,967
   Depreciation, depletion and amortization ................         10,242             8,066            21,186            18,026
                                                                   --------          --------          --------          --------
   Total expenses ..........................................         30,637            28,034            58,531            54,688
                                                                   --------          --------          --------          --------

Income (loss) before income taxes and extraordinary item ...         (9,433)           11,410           (14,256)              424
Income taxes ...............................................             --                --                --                --
                                                                   --------          --------          --------          --------
Net income (loss) before extraordinary item ................         (9,433)           11,410           (14,256)              424
Extraordinary gain .........................................             --            10,972                --            10,972
                                                                   --------          --------          --------          --------
Net income (loss) ..........................................         (9,433)           22,382           (14,256)           11,396
   Less: cumulative preferred stock dividends ..............         (1,146)           (1,137)           (2,291)           (2,274)
                                                                   --------          --------          --------          --------
Net income (loss) applicable to common stock ...............       $(10,579)         $ 21,245          $(16,547)         $  9,122
                                                                   ========          ========          ========          ========

Basic and diluted earnings (loss) per common share
  before extraordinary item ................................       $   (.84)         $    .82          $  (1.32)         $   (.15)

Basic and diluted income (loss) per common share ...........           (.84)             1.69             (1.32)              .72

Basic and diluted weighted average common shares
  outstanding ..............................................         12,574            12,602            12,573            12,602


See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  1998               1999
                                                                                ---------          ---------
OPERATING ACTIVITIES:
   Net income (loss) ..................................................         $ (14,256)         $  11,396
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Gain on sale of assets ...........................................                --            (25,691)
     Extraordinary gain ...............................................                --            (10,972)
     Depreciation, depletion and amortization .........................            21,186             18,026
     Exploration expenses .............................................             6,669              3,112
     Accretion and amortization of debt expenses and other expenses ...             2,612              2,847
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable .......................             2,231             (1,111)
     Increase in prepaid expenses and other current assets ............              (286)               (72)
     (Increase) in other non-current assets ...........................              (150)            (1,035)
     Decrease in accounts payable and accrued expenses ................            (2,724)              (556)
                                                                                ---------          ---------
   Net cash provided by (used in) operating activities ................            15,282             (4,056)
                                                                                ---------          ---------

INVESTING ACTIVITIES:
   Capital expenditures ...............................................           (28,971)            (8,950)
   Proceeds from sale of properties ...................................                --             74,400
   Acquisition purchase price adjustment ..............................                --              6,889
                                                                                ---------          ---------
   Net cash (used in) provided by investing activities ................           (28,971)            72,339
                                                                                ---------          ---------

FINANCING ACTIVITIES:
   Proceeds from long term borrowings .................................            79,100              4,000
   Principal payments on long term borrowings .........................           (90,400)          (115,500)
   Proceeds from sale of common stock, net ............................                38                 --
   Proceeds from sale of notes, net ...................................            29,696            126,297
   Dividends on preferred stock .......................................            (4,582)                --
   Redemption of Senior Secured Notes .................................                --            (36,400)
   Redemption of subordinated and senior notes ........................              (228)           (28,651)
                                                                                ---------          ---------
Net cash provided by (used in) financing activities ...................            13,624            (50,254)
                                                                                ---------          ---------
(Decrease) increase in cash and cash equivalents ......................               (65)            18,029
Cash and cash equivalents, beginning of period ........................               162              8,435
                                                                                ---------          ---------
Cash and cash equivalents, end of period ..............................         $      97          $  26,464
                                                                                =========          =========


See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - INDUSTRY CONDITIONS AND LIQUIDITY

         During 1998 and through the first quarter of 1999, the oil and gas industry experienced a worldwide excess of supply over demand for oil and natural gas resulting in sharply reduced prices. As a result, many companies in the oil and gas industry, including Contour Energy Co. (formerly Kelley Oil & Gas Corporation) ("the Company"), experienced reduced profitability and cash flows which, in turn, created significant liquidity problems. To address these liquidity issues, the Company has taken the measures discussed in the following paragraphs.

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment (which includes $8.3 million held in escrow as of June 30, 1999 subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999. The Company recognized a gain of approximately $25.7 million (subject to purchase price adjustments) in the second quarter of 1999 related to this transaction.

         In April 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. On June 2, 1999, the Company offered to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase, in accordance with the Notes indenture. On June 30, 1999 the Company funded $37.5 million for the repurchase (including $1.1 million for accrued interest and commitment fee and $1.4 million premium).

         In April 1999, the Company began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, the Company funded the repurchase of $46.1 million of the Securities through the Offer to Purchase at a cost of approximately $28.5 million (not including accrued interest paid of $1.2 million).

         The net proceeds from the combination of these transactions and cash on hand were used by the Company to repay all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminate the revolving credit facility, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of the Company's 7 7/8% convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. The Company will use any remaining net proceeds for general corporate purposes. In the second quarter of 1999 the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer of $15.8 million, reduced by, (ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.3 million and (iii) the write-off of credit facility debt issue costs of $1.1 million.

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

NOTE 2 - RECENT DEVELOPMENTS

         On June 28, 1999, the Company announced that its board of directors has approved changing the Company's name to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). These actions were consented to by the Company's majority stockholder and became effective on July 30, 1999. All historical share and per share data appearing in this document have been restated to reflect this reverse stock split.

         Also on June 28, 1999, the Company began an offer to exchange 15 shares of its common stock (or 1.5 shares on a post-split basis) for each share of its $2.625 convertible exchangeable preferred stock ("Preferred Stock"). Pursuant to the exchange offer, 368,633 shares of Preferred Stock were tendered representing approximately 21% of the total Preferred stock outstanding. All shares validly tendered were accepted for exchange. In July 1999, the shares were exchanged for 552,950 shares of newly issued common stock of the Company (after giving effect to the 1 for 10 reverse stock split). With the exchange, the Company eliminated dividend arrearages of approximately $1.5 million.

NOTE 3 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10K and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of June 30, 1999, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

NOTE 4 - PREFERRED STOCK

         On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1, 1999 and August 1, 1999, aggregating approximately $6.3 million (after giving effect to the recent Preferred Stock exchange, see note 2), covering seven quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive. See note 2.

NOTE 5 - DERIVATIVE AND HEDGE ACCOUNTING

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

         SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged, but retroactive application to periods prior to adoption is not allowed.
The Company is currently evaluating the impact of SFAS 133.

NOTE 6 - EARNINGS PER SHARE

         The basic income (loss) per common share before extraordinary item and the basic income (loss) per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively, less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. The extraordinary gain per common share for the three and six month periods ended June 30, 1999 was $.87 per share. In calculating diluted income (loss) per common share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the three and six months ended June 30, 1998, all potentially dilutive securities are anti-dilutive and therefore are not included in the earnings per share ("EPS") calculations. For the three and six months ended June 30, 1999, potentially dilutive stock options were not in the money and the remaining potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations.

         Potentially dilutive securities outstanding at June 30, 1999 that could impact EPS in the future include stock options granted to employees to purchase
0.5 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 0.4 million and 0.5 million common shares, respectively, and the Preferred Stock which can be converted into 4.7 million (includes the effect of the preferred stock exchange, see Note 2) common shares. See Note 1 regarding the Company's purchase of a portion of the outstanding 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures.

NOTE 7 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company, Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B and Series C 10 3/8% Senior Subordinated Notes due 2006. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1998 and June 30, 1999, consolidating condensed statements of income (loss) for the three months and six months ended June 30, 1998 and 1999, and consolidating condensed statements of cash flows for the six months ended June 30, 1998 and 1999.

         2. Contour Energy Co. (formerly Kelley Oil & Gas Corporation) (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                  COMBINED         COMBINED
                                                                  GUARANTOR      NON-GUARANTOR
                                                  PARENT         SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                 ---------       ------------    -------------    ------------     ------------
ASSETS:
   Current assets ........................       $ 424,609        $ 212,946        $  10,859       $(620,163)       $  28,251
   Property and equipment, net ...........              --          243,927           14,008          (1,480)         256,455
   Other non-current assets, net .........        (165,642)          18,611               --         148,522            1,491
                                                 ---------        ---------        ---------       ---------        ---------
     Total assets ........................       $ 258,967        $ 475,484        $  24,867       $(473,121)       $ 286,197
                                                 =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...................       $  38,406        $ 641,113        $   6,281       $(620,164)       $  65,636
   Long-term debt ........................         287,500               --               --              --          287,500
   Stockholders' deficit .................         (66,939)        (165,629)          18,586         147,043          (66,939)
                                                 ---------        ---------        ---------       ---------        ---------
     Total liabilities and
    stockholders' deficit ................       $ 258,967        $ 475,484        $  24,867       $(473,121)       $ 286,197
                                                 =========        =========        =========       =========        =========

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                  JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 COMBINED          COMBINED
                                                                 GUARANTOR       NON-GUARANTOR
                                                  PARENT        SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                 ---------      ------------     -------------   ------------      ------------
ASSETS:
   Current assets ........................       $ 356,993        $ 234,056        $  18,201       $(553,487)       $  55,763
   Property and equipment, net ...........              --          176,619            6,499          (2,629)         180,489
   Other non-current assets, net .........        (146,116)          20,446               --         126,685            1,015
                                                 ---------        ---------        ---------       ---------        ---------
     Total assets ........................       $ 210,877        $ 431,121        $  24,700       $(429,431)       $ 237,267
                                                 =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...................       $  21,126        $ 574,609        $   5,269       $(553,488)       $  47,516
   Long term debt ........................         244,926               --               --              --          244,926
   Stockholders' deficit .................         (55,175)        (143,488)          19,431         124,057          (55,175)
                                                 ---------        ---------        ---------       ---------        ---------
     Total liabilities and
         stockholders' deficit ...........       $ 210,877        $ 431,121        $  24,700       $(429,431)       $ 237,267
                                                 =========        =========        =========       =========        =========




               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       COMBINED        COMBINED
                                                                       GUARANTOR     NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       --------       ------------   -------------   ------------    ------------
   Revenues ....................................       $     --        $ 18,621        $  2,645        $    (62)       $ 21,204
   Expenses ....................................         (8,342)        (21,217)         (1,814)            736         (30,637)
   Equity in earnings (loss) of subsidiaries ...         (1,091)            831              --             260              --
                                                       --------        --------        --------        --------        --------
   Net income (loss) ...........................       $ (9,433)       $ (1,765)       $    831        $    934        $ (9,433)
                                                       ========        ========        ========        ========        ========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  COMBINED        COMBINED
                                                                  GUARANTOR      NON-GUARANTOR
                                                     PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    --------     ------------    -------------    ------------     ------------
Revenues ....................................       $     --        $ 36,592        $  3,734        $   (882)       $ 39,444
Expenses ....................................        (11,865)        (15,150)           (950)            (69)        (28,034)
Equity in earnings (loss) of subsidiaries ...         23,275           2,784              --         (26,059)             --
Extraordinary item ..........................         10,972              --              --              --          10,972
                                                    --------        --------        --------        --------        --------
Net income (loss) ...........................       $ 22,382        $ 24,226        $  2,784        $(27,010)       $ 22,382
                                                    ========        ========        ========        ========        ========



               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                              PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             --------       ------------   -------------    ------------    ------------
Revenues .............................       $    (18)       $ 38,583        $  5,839        $   (129)       $ 44,275
Expenses .............................        (16,602)        (39,157)         (3,754)            982         (58,531)
Equity in earnings of subsidiaries ...          2,364           2,085              --          (4,449)             --
                                             --------        --------        --------        --------        --------
Net income (loss) ....................       $(14,256)       $  1,511        $  2,085        $ (3,596)       $(14,256)
                                             ========        ========        ========        ========        ========




               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               COMBINED         COMBINED
                                                               GUARANTOR      NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                --------      ------------    -------------   ------------     ------------
   Revenues .............................       $     --        $ 50,324        $  5,724        $   (936)       $ 55,112
   Expenses .............................        (20,566)        (31,834)         (2,075)           (213)        (54,688)
   Equity in earnings of subsidiaries ...         20,990           3,649              --         (24,639)             --
   Extraordinary item ...................         10,972              --              --              --          10,972
                                                --------        --------        --------        --------        --------
   Net income (loss) ....................       $ 11,396        $ 22,139        $  3,649        $(25,788)       $ 11,396
                                                ========        ========        ========        ========        ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    COMBINED         COMBINED
                                                                    GUARANTOR      NON-GUARANTOR
                                                        PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       --------    ------------    -------------  ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) ............................      $(14,256)      $  1,511       $  2,085       $ (3,596)      $(14,256)
   Non-cash income (loss) adjustments ...........           248         25,007          1,616          3,596         30,467
   Changes in operating assets
     and liabilities ............................           349         (2,380)         1,102             --           (929)
                                                       --------       --------       --------       --------       --------
Net cash provided by (used in)
   operating activities .........................       (13,659)        24,138          4,803             --         15,282
                                                       --------       --------       --------       --------       --------

INVESTING ACTIVITIES:
   Capital expenditures .........................            --        (28,746)          (225)            --        (28,971)
   Distributions from partnerships ..............            --          4,604             --         (4,604)            --
                                                       --------       --------       --------       --------       --------
Net cash used in investing activities ...........            --        (24,142)          (225)        (4,604)       (28,971)
                                                       --------       --------       --------       --------       --------

FINANCING ACTIVITIES:
   Net payments on long term borrowings .........       (11,300)            --             --             --        (11,300)
   Proceeds from sale of notes, net .............        29,696             --             --             --         29,696
   Redemption of subordinated notes .............          (228)            --             --             --           (228)
   Proceeds from sale of common stock, net ......            38             --             --             --             38
   Distributions to partners ....................            --             --         (4,604)         4,604             --
   Dividends on preferred stock .................        (4,582)            --             --             --         (4,582)
                                                       --------       --------       --------       --------       --------
Net cash provided by (used in) financing
   activities ...................................        13,624             --         (4,604)         4,604         13,624
                                                       --------       --------       --------       --------       --------
Decrease in cash and cash equivalents ...........           (35)            (4)           (26)            --            (65)
Cash and cash equivalents,
   beginning of period ..........................           117              4             41             --            162
                                                       --------       --------       --------       --------       --------
Cash and cash equivalents,
   end of period ................................      $     82       $     --       $     15       $     --       $     97
                                                       ========       ========       ========       ========       ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     COMBINED        COMBINED
                                                                     GUARANTOR     NON-GUARANTOR
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                      ---------     ------------   -------------    ------------     ------------
OPERATING ACTIVITIES:
   Net income (loss) ...........................      $  11,396       $  22,139       $   3,649       $ (25,788)      $  11,396
   Non-cash income (loss) adjustments ..........        (29,115)         (7,494)         (1,857)         25,788         (12,678)
   Changes in operating assets
     and liabilities ...........................         67,710         (62,069)         (8,415)             --          (2,774)
                                                      ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
   operating activities ........................         49,991         (47,424)         (6,623)             --          (4,056)
                                                      ---------       ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
   Capital expenditures ........................             --          (8,950)             --              --          (8,950)
   Proceeds from the sale of properties ........             --          64,974           9,426              --          74,400
   Acquisition purchase price adjustment .......             --           6,889              --              --           6,889
   Distributions from partnerships .............             --           2,803              --          (2,803)             --
                                                      ---------       ---------       ---------       ---------       ---------
Net cash used in investing activities ..........             --          65,716           9,426          (2,803)         72,339
                                                      ---------       ---------       ---------       ---------       ---------

FINANCING ACTIVITIES:
   Net payments on long term borrowings ........       (111,500)             --              --              --        (111,500)
   Proceeds from sale of notes, net ............        126,297              --              --              --         126,297
   Redemption of subordinated & senior notes ...        (28,651)             --              --              --         (28,651)
   Redemption of Senior Secured notes ..........        (36,400)             --              --              --         (36,400)
   Distributions to partners ...................             --              --          (2,803)          2,803              --
   Dividends on preferred stock ................             --              --              --              --              --
                                                      ---------       ---------       ---------       ---------       ---------
Net cash used in financing
   activities ..................................        (50,254)             --          (2,803)          2,803         (50,254)
                                                      ---------       ---------       ---------       ---------       ---------
(Decrease) increase in cash and cash
   equivalents .................................           (263)         18,292              --              --          18,029

Cash and cash equivalents,
   beginning of period .........................            275           8,160              --              --           8,435
                                                      ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents,
end of period ..................................      $      12       $  26,452       $      --       $      --       $  26,464
                                                      =========       =========       =========       =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Introduction and General Conditions of the Oil and Natural Gas Industry and Commodity Prices. Contour Energy Co. (formerly Kelley Oil & Gas Corporation) and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition. Through the first quarter of 1999, the prices of oil and natural gas fell sharply reflecting the volatility of commodity prices and the industry generally. The Company cannot predict future prices of oil and natural gas. Although both oil and natural gas prices have recovered, should prices decline, the Company's results of operations and liquidity could be adversely impacted. The success of the Company is in part dependent on factors outside the control of the Company, but which directly affect the financial condition of the Company, including capital market conditions and highly volatile oil and natural gas prices. Due to recent industry conditions, the Company, as others within the industry, has been required to reconsider its capital expenditures budgets, which could adversely impact production levels, and to evaluate various financing and strategic alternatives.

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

         Through natural gas price swap agreements, the Company hedged approximately 52% and 60% of its natural gas production for the second quarter of 1999 and the first half of 1999, respectively, at average NYMEX quoted prices of $2.11 per Mmbtu and $2.21 per Mmbtu, respectively, before transaction and transportation costs. As of June 30, 1999, 2,460,000 Mmbtus of natural gas production for July through October 1999 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $1.93 per Mmbtu before transaction and transportation costs. Additional hedging activities since June 30, 1999, have increased the volumes hedged in 1999 to 3,840,000 Mmbtu of natural gas at an average NYMEX quoted price of $2.10 per Mmbtu, before transaction and transportation costs. As of June 30, 1999, 4,600,000 Mmbtus of natural gas production for 1999 has been hedged by natural gas basis swap agreements. Hedging activities reduced revenues by approximately $0.1 million and increased revenues by approximately $2.4 million in the second quarter of 1999 and the first half of 1999, respectively, as compared to estimated revenues had no hedging activities been conducted. At June, 30, 1999, the unrealized loss on the Company's existing hedging instruments for future production months in 1999 approximated $1.3 million. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". See Note 5 - Derivative and Hedge Accounting to the Notes to Consolidated Financial Statements contained in this Report for further discussion.

RECENT DEVELOPMENTS

         On June 28, 1999, the Company announced that its board of directors had approved changing the Company's name to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). These actions were consented to by the Company's majority stockholder and became effective on July 30, 1999.

         Also, on June 28, 1999, the Company began an offer to exchange 15 shares of its common stock (or 1.5 shares on a post-split basis) for each share of its $2.625 convertible exchangeable preferred stock ("Preferred Stock"). Pursuant to the exchange offer, 368,633 shares of Preferred Stock were tendered representing approximately 21% of the total Preferred stock outstanding. All shares validly tendered have been accepted for exchange. In July 1999, the shares were exchanged for 552,950 shares of newly issued common stock of the Company (after giving effect to the 1 for 10 reverse stock split). With the exchange, the Company eliminated dividend arrearages of approximately $1.5 million.

         In 1998, the Harry S. Bourg #1 deep exploratory test was drilled to total depth. The well has been designated as a new completion in the Bayou Sauveur field. Development of the field began in the second quarter of 1999 with the drilling of the first appraisal well, the Harry S. Bourg #2, which reached total depth in August 1999. Preliminary evaluation of the well logs indicates no commercially productive zones in the Bourg #2 well bore. The well and the potential impact for the development potential of the field is currently under evaluation.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.


                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                     JUNE 30,                       JUNE 30,
                                                                               1998           1999            1998           1999
                                                                            ----------     ----------      ----------     ----------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ...........................           122           82.8             224          165.7
   Natural gas (Mmcf) ..................................................         9,338          5,718          19,503         12,965
   Natural gas equivalent (Mmcfe) ......................................        10,070          6,215          20,847         13,959
AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hydrocarbons (per Bbl) .........................    $    13.57     $    15.52      $    13.88     $    13.58
   Natural gas (per Mcf) ...............................................          2.10           2.04            2.11           2.00
   Natural gas equivalent (per Mcfe) ...................................          2.11           2.09            2.12           2.02
COST PER MCFE:
   Lifting costs .......................................................    $      .46     $      .58      $      .40     $      .58
   Severance and ad valorem taxes ......................................           .12            .11             .12            .10
   General and administrative expenses .................................           .17            .43             .17            .29
   Depreciation, depletion and amortization (oil and gas activities) ...          1.00           1.23            1.00           1.22
   Interest expense, excluding accretion and amortization ..............           .70           1.62             .66           1.25

         As of July 1, 1999, the Company's estimated proved reserves totaled 190 Bcfe.

         Three Months Ended June 30, 1999 and 1998. The Company's oil and gas revenues of $12.9 million for the second quarter of 1999 decreased 39% compared to $21.2 million in the same period of 1998 primarily as a result of decreases in gas production (39%) and oil production (32%). The decrease in gas and oil production is primarily due to production associated with the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana which were sold to Phillips in the second quarter of 1999, see Liquidity and Capital Resources for further discussion. The second quarter of 1999 includes a $25.7 million gain on the sale of these properties.

         Interest and other income increased from $0.04 million in the second quarter of 1998 to $0.9 million in the second quarter of 1999 due to higher average cash balances in the current period.

         Production expenses for the second quarter of 1999 decreased 26% to $4.3 million from $5.8 million in the same period last year, resulting primarily from north Louisiana properties sold to Phillips in the second quarter of 1999. Lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the second quarter of 1999 increased 26% to $0.58 when compared to the same period in 1998, primarily due to higher workover expenses ($0.10 per mcfe).

         Exploration expenses totaled $1.7 million in the second quarter of 1999 and $4.6 million in the corresponding period of 1998, a decrease of 63%, primarily due to lower current quarter seismic expenditures and dry hole expenses.

         General and administrative ("G&A") expenses of $2.7 million in the second quarter of 1999 increased 59% compared to $1.7 million in the corresponding period last year reflecting higher non-recurring professional, consulting and transaction costs. On a unit of production basis, general and administrative expenses were $0.43 per Mcfe in the second quarter of 1999 compared to $0.17 per Mcfe in the corresponding quarter of 1998 reflecting the higher non-recurring professional, consulting and transaction costs .

         Interest and other debt expenses of $11.3 million in the current quarter increased 38% from $8.2 million in the same period of 1998. The increase in interest expenses resulted primarily from higher average debt balances at higher average interest rates during the current period. In addition to its second quarter 1999 interest expense of $10.0 million, the Company recorded non-cash charges in the second quarter of 1999 of $0.7 million for amortization of debt issuance costs, $0.3 million for accretion of note discount, net of accretion of note premium and $0.3 million for accretion of debt valuation discount. Second quarter 1999 interest expense of $10.0 million includes approximately $2.1 million of interest payments related to debt that was redeemed in the current period.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 21% from $10.2 million in the second quarter of 1998 to $8.1 million in the current period, primarily as a result of lower production due to the sale of North Louisiana properties to Phillips in the second quarter 1999 partially offset by an increase in the units-of-production DD&A rate for oil and gas activities from $1.00 per Mcfe in the second quarter of 1998 to $1.23 per Mcfe in the current period due to negative 1998 reserve revisions and the sale of north Louisiana properties.

         In the second quarter of 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes, repurchased $35 million principal amount of the notes and repurchased $46.1 million of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000. In the second quarter of 1999, the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, see Liquidity and Capital Resources for further discussion.

         The Company recognized net income of $22.4 million in the second quarter of 1999 and a net loss of $9.4 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         Six Months Ended June 30, 1999 and 1998. The Company's oil and gas revenues of $28.4 million for the first half of 1999 decreased 36% compared to $44.2 million in the same period of 1998 primarily as a result of decreases in gas production (34%), oil production (26%), gas prices (5%) and oil prices (2%). The decrease in gas and oil production is primarily attributable to the sale of North Louisiana properties to Phillips in the second quarter of 1999. The first half of 1999 includes a $25.7 million gain on the sale of properties to Phillips Petroleum Company relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana, see Liquidity and Capital Resources for further discussion.

         Interest and other income increased from $0.07 million in the first half of 1998 to $1.1 million in the first half of 1999 due to higher average cash balances in the current period.

         Production expenses for the first six months of 1999 decreased 11% to $9.5 million from $10.7 million in the same period last year, resulting primarily from the sale of North Louisiana properties to Phillips in the second quarter of 1999, partially offset by higher current period workover expenses. Lifting costs per Mcfe for the first six months of 1999 increased 45% to $0.58 when compared to the same period in 1998, primarily due to higher workover expenses ($0.09 per mcfe).

         Exploration expenses totaled $3.1 million in the first half of 1999 and $6.7 million in the corresponding period of 1998, a decrease of 54%, primarily due to lower current period seismic expenditures and dry hole expenses.

         General and administrative expenses of $4.0 million in the first six months of 1999 increased 11% compared to $3.6 million in the corresponding period last year, reflecting higher non-recurring professional, consulting and transaction costs. On a unit of production basis, G&A expenses were $0.29 per Mcfe in the first half of 1999 compared to $0.17 per Mcfe in the corresponding period of 1998 reflecting the higher non-recurring professional, consulting and transaction costs

         Interest and other debt expenses of $20.0 million in the first half of 1999 increased 23% from $16.3 million in the same period of 1998. The increase in interest expenses resulted primarily from higher average debt levels at higher average interest rates during the current period. In addition to its 1999 interest expense of $17.5 million, the Company recorded non-cash charges in the first six months of 1999 of $1.1 million for amortization of debt issuance costs, $0.8 million for accretion of note discount, net of accretion of note premium and $0.6 million for accretion of debt valuation discount. The 1999 interest expense of $17.5 million includes approximately $2.1 million of interest payments related to debt that was redeemed in the current period.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 15% from $21.2 million in the first six months of 1998 to $18.0 million in the current period, primarily as a result of lower first half 1999 production due to the sale of north Louisiana properties to Phillips partially offset by an increase in the units-of-production DD&A rate for oil and gas activities from $1.00 per Mcfe in the first half of 1998 to $1.22 per Mcfe in the current period due to negative 1998 reserve revisions and the sale of north Louisiana properties.

         In the first half of 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes, repurchased $35 million principal amount of the notes and repurchased $46.1 million of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000. In the second quarter of 1999, the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, see Liquidity and Capital Resources for further discussion.

         The Company recognized net income of $11.4 million in the first six months of 1999 and a net loss of $14.3 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

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

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment (which includes $8.3 million held in escrow as of June 30, 1999 subject to certain post-closing adjustments), (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999. The Company recognized a gain of approximately $25.7 million (subject to purchase price adjustments) in the second quarter of 1999 related to this transaction.

         In April 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. On June 2, 1999, the Company offered to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest to the date of the repurchase, in accordance with the Notes indenture. On June 30, 1999 the Company funded $37.5 million for the repurchase (including $1.1 million for accrued interest and commitment fee and $1.4 million premium).

         In April 1999, the Company began an offer to purchase ("Offer to Purchase") the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount. On May 17, 1999, the Company funded the repurchase of $46.1 million of the Securities through the Offer to Purchase at a cost of approximately $28.5 million (not including accrued interest paid of $1.2 million).

         The net proceeds from the combination of these transactions and cash on hand were used by the Company to repay all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminate the revolving credit facility, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of the Company's 7 7/8% convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. The Company will use any remaining net proceeds for general corporate purposes. In the second quarter of 1999, the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer of $15.8 million, reduced by, (ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.3 million and (iii) the write-off of credit facility debt issue costs of $1.1 million.

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

         Liquidity. Net cash used in operating activities, before working capital adjustments, during the first six months of 1999 aggregated $1.3 million. Funds provided by investing activities were comprised of proceeds from the sale of north Louisiana properties to Phillips of $74.4 million (excluding $8.3 million held in escrow) and a $6.9 million purchase price adjustment related to a 1997 acquisition of oil and gas properties partially offset by capital expenditures of $9.0 million. Funds used in financing activities of $50.3 million were comprised of net credit facility principal payments of $111.5 million, redemption of a portion of the Notes for $36.4 million and redemption of subordinated and senior notes of $28.7 million, partially offset by proceeds of $126.3 million from the sale of the Notes. As a result of these activities, cash and cash equivalents increased from $8.4 million at December 31, 1998 to $26.5 million as of June 30, 1999 (not including the $8.3 million held in escrow). As of June 30, 1999, the Company had working capital of $8.2 million, compared to a working capital deficit of $37.4 million at the end of 1998.

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

         After the Company paid all amounts outstanding under the Credit Facility, the Credit Facility was terminated and the Company is not likely to have access to a revolving credit facility to supplement its cash needs. The terms of the Notes and subordinated obligations significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during the remainder of 1999 from the net proceeds of the transactions described above, cash on hand and cash flows from operations. While the Company anticipates that it will be able to meet its obligations in 1999, there can be no assurance that it will be able to do so or that the Company will be able to meet its obligations in subsequent years.

         The Company had $269.9 million principal amount of debt outstanding as of June 30, 1999 ($259.3 million recorded on the balance sheet), requiring $32.0 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $50.9 million at June 30, 1999, including dividend arrearages ($40.1 million after giving effect to the recent preferred stock exchange). The Company has not declared the quarterly dividend of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1,
1999 and August 1, 1999, aggregating approximately $6.3 million (after giving effect to the recent preferred stock exchange), covering seven quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8 Senior Subordinated Notes and its 14% Senior Secured Notes. Since the Company has not paid dividends on the Preferred Stock for a period of six quarters, the holders of the Preferred Stock, as a group, have the right to elect two additional directors to the Company's Board of Directors. See Recent Developments.

         Capital Commitments. The Company's 1999 capital expenditure budget provides for $10 million to be expended on development drilling primarily in north and south Louisiana and $5 million to be expended on exploratory prospects primarily in south Louisiana, the shallow waters of the Gulf of Mexico, Texas and New Mexico. In the first six months of 1999, the Company participated in drilling 6 gross (1.31 net) wells (excluding wells on properties sold to Phillips), of which 5 gross (1.14 net) wells were completed in the first half of 1999. As of June 30, 1999, the Company was participating in the drilling of 2 gross (0.66 net) wells (see Recent Developments).

         Year 2000. The Company has begun reviews and evaluations in response to Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by the Company, its vendors, and customers are unable to process year 2000 data.

          The Company has worked closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. All of the critical Year 2000 internal systems issues have been tested and corrected, where necessary.

         The Company has identified those vendors and others that it believes provide material services or are vital to its business. Discussions and correspondence with these companies to determine their Year 2000 readiness have begun and are expected to be completed in the third quarter of 1999.

         The cost of reviewing and implementing corrective measures for Year 2000 issues to date has not been material to the Company and has been limited to use of Company and vendor personnel for review and implementation of corrective measures. The Company does not expect the remainder of the Year 2000 review and corrective measures to involve significant costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in commodity prices. The Company uses its Senior and Subordinated debt instruments to finance a significant portion of its operations (see Note 1). Prior to May 17, 1999, the Company had market risk exposure for interest rate changes related to its Credit Facility variable rate debt (see Note 1). In the normal course of business the Company enters into hedging transactions, including natural gas and crude oil price swap agreements and natural gas basis swap agreements, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In the first six months of 1999, the Company used price and basis swap agreements to reduce exposure to downward price fluctuations for its natural gas production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and basis swap agreements, the table presents notional amounts in Mmbtus and weighted average prices for contracts in place at June 30, 1999 (amounts in thousands unless otherwise indicated).

                                                       MATURITY DATE
                                   ----------------------------------------------------------


                                                                                                                         FAIR VALUE
                                     1999          2000       2001        2002        2003     THEREAFTER     TOTAL      @ 6/30/99
                                   ---------    ---------   ---------   ---------   ---------  ----------   ---------    -----------
Fixed Debt:
   14.00% (Maturity) ............                                                   $ 100,000                 100,000       101,750
   7.88% (Maturity) .............  $    5,194                                                                   5,194         4,675
   8.50% (Maturity) .............                   9,693                                                       9,693         8,724
   10.38% (Maturity) ............                                                               $ 155,000     155,000        89,900
                                   ----------   ---------                           ---------   ---------   ---------     ---------
Total Maturity ..................  $    5,194   $   9,693                           $ 100,000   $ 155,000   $ 269,887     $ 205,049
                                   ==========   =========                           =========   =========   =========     =========
Blended weighted
   average interest rate ........        7.88%        8.5%                              14.00%      10.38%

Commodity price
   derivatives:
Price swaps:
   Notional amounts
       (Mmbtu's) ................   2,460,000
   Weighted average price .......  $     1.93
   Fair value at 6/30/99(1) .....                                                                                         $  (1,004)

Basis swaps:
   Notional amounts
       (Mmbtu's) ................   4,600,000
   Margin differential(2) .......  $     (.07)
   Fair value at 6/30/99(1) .....                                                                                         $    (295)


(1) Represents estimated amounts to settle the contracts at June 30, 1999.

(2) Estimated weighted average margin differential at June 30, 1999.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 13, 14 and 15 of the Company"s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Words such as "anticipates," "believes," "expects,"estimates," "projects" and similar expressions are "intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.


                           PART II. OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of August 1, 1999, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $6.3 million representing the quarterly dividends of $0.65625 per share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1,
1999 and August 1, 1999. The dividend arrearages for Preferred Stock reflects the tender offer of 368,633 shares of Preferred Stock for the Company's common stock, pursuant to an exchange offer completed on July 27, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As of the close of business on April 19, 1999, the record date for the Annual Meeting of Stockholders of the Company held on May 27, 1999 (the "Meeting"), there were issued and outstanding (i) 126,022,235 shares of common stock, $.01 par value, of the Company (the "Common Stock") (without giving effect to the 1 for 10 reverse stock split), and (ii) 1,733,628 shares of $2.625 convertible exchangeable preferred stock, $1.50 par value, of the Company (the "Preferred Stock"), with each share of Common Stock and Preferred Stock, voting together as a single class, entitled to one vote on the proposal for the election of seven directors of the Company.

         There were represented at the Meeting the holders of 113,416,934 shares of Common Stock and 1,414,274 shares of Preferred Stock, of which 113,416,934 shares of Common Stock and 1,414,274 shares of Preferred Stock were represented by valid proxies, and the balance were present at the Meeting voting by ballot. All of the incumbent directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below:

                               VOTES FOR      VOTES WITHHELD
                              -----------     --------------
John F. Bookout .........     113,713,409       1,117,799
John J. Conklin, Jr .....     113,767,424       1,063,784
Ralph P. Davidson .......     113,724,711       1,106,497
Adam P. Godfrey .........     113,742,108       1,089,100
William J. Murray .......     113,755,405       1,075,803
Ogden M. Phipps .........     113,715,413       1,115,795
Ward W. Woods ...........     113,761,476       1,069,732

         On June 18, 1999, the holder of a majority of Contour's common stock delivered to the Company a written consent to action by the stockholders of the Company consenting to an amendment to the Company's Certificate of Incorporation to (i) change the Company's name to Contour Energy Co., (ii) set the Company's authorized capital at 22,000,000 shares and (iii) effect a 1-for-10 reverse stock split. The majority stockholder held 72,144,48 shares of common stock (before adjusting for the reverse stock split) on June 18, 1999, the record date for this action. No further stockholder approval was required, and none was solicited. An information statement was mailed to stockholders informing them of these actions on or about July 6, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             EXHIBIT
             NUMBER:      EXHIBIT

               4.1 Indenture dated as of April 15, 1999, among Company, Kelley Oil Corporation, Kelley Operating Company, Ltd. and Concorde Gas Marketing, Inc., as guarantors, and Norwest Bank Minnesota, National Association, relating to the Company's 14% Senior Secured Notes due 2003, maturing at 105% of the stated principal amount (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-4 (no. 333-84053), filed July 30, 1999).

               4.2     Registration Rights Agreement dated as of April 16,
                       1999, by and among the Company, Kelley Oil Corporation, Kelley Operating Company, Ltd., Concorde Gas Marketing, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-4 (no. 333-84053), filed July 30, 1999).

              27 Financial Data Schedule (included only in the electronic filing of this document).

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the second quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CONTOUR ENERGY CO.



Date: August 16, 1999                 By:           /s/Rick G. Lester
                                         ---------------------------------------
                                                     Rick G. Lester
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27       Financial Data Schedule (included only in the electronic filing of this document).