Form 10-Q
period 1999-09-30
CONTOUR ENERGY CO
filed 1999-11-15
CIK 930529

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1999             COMMISSION FILE NO. 0-25214


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


              TITLE OF CLASS                   OUTSTANDING AT OCTOBER 31, 1999

              Common Stock                              13,212,005


================================================================================

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                            ------
   Item I.  Financial Statements:
   Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited)...................   2

   Consolidated Statements of Income (Loss) for the three months and nine months ended
     September 30, 1998 and 1999 (unaudited)................................................................   3

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1999 (unaudited)................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Item II.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  13

   Item III. Quantitative and Qualitative Disclosure About Market Risk......................................  20

PART II.  OTHER INFORMATION.................................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                                                  1998              1999
                                                                                             -------------      -------------
                                                                                                                 (UNAUDITED)
ASSETS:
   Cash and cash equivalents ...........................................................     $       8,435      $      22,730
   Accounts receivable .................................................................            18,071             20,796
   Accounts receivable - drilling programs .............................................               624              1,061
   Prepaid expenses and other current assets ...........................................             1,121              1,047
                                                                                             -------------      -------------
     Total current assets ..............................................................            28,251             45,634
                                                                                             -------------      -------------
   Oil and gas properties, successful efforts method:
     Unproved properties, net ..........................................................            38,293             34,678
     Properties subject to amortization ................................................           496,686            413,575
   Pipelines and other transportation assets, at cost ..................................             1,582              1,582
   Furniture, fixtures and equipment ...................................................             3,554              3,596
                                                                                             -------------      -------------
                                                                                                   540,115            453,431
   Less:  Accumulated depreciation, depletion and amortization .........................          (283,660)          (282,317)
                                                                                             -------------      -------------
     Total property and equipment, net .................................................           256,455            171,114
                                                                                             -------------      -------------
   Restricted cash .....................................................................                --              7,500
   Other non-current assets, net .......................................................             1,491                921
                                                                                             -------------      -------------
Total assets ...........................................................................     $     286,197      $     225,169
                                                                                             =============      =============

LIABILITIES:
   Accounts payable and accrued expenses ...............................................     $      33,113      $      34,110
   Accounts payable - drilling programs ................................................               272              1,068
   Current portion of long-term debt ...................................................            32,251             12,929
                                                                                             -------------      -------------
     Total current liabilities .........................................................            65,636             48,107
                                                                                             -------------      -------------
   Long term debt ......................................................................           287,500            245,491
                                                                                             -------------      -------------
Total liabilities ......................................................................           353,136            293,598
                                                                                             -------------      -------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
     1998 and September 30, 1999; 1,733,628 and 1,363,319 shares issued and outstanding at December 31, 1998 and September 30, 1999, respectively
     (liquidation value at December 31, 1998 and September 30, 1999 of
     $48,633 and $40,929, respectively) ................................................             2,600              2,045
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 1998 and September 30, 1999; 12,602,224 and 13,212,005 shares issued and outstanding
     at December 31, 1998 and September 30, 1999, respectively .........................             1,260              1,321
   Additional paid-in capital ..........................................................           300,653            301,516
   Accumulated deficit .................................................................          (371,452)          (373,311)
                                                                                             -------------      -------------
Total stockholders' deficit ............................................................           (66,939)           (68,429)
                                                                                             -------------      -------------
Total liabilities and stockholders' deficit ............................................     $     286,197      $     225,169
                                                                                             =============      =============

See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                            ------------------------------      ------------------------------
                                                                1998              1999              1998              1999
                                                            ------------      ------------      ------------      ------------
REVENUES:
   Oil and gas revenues ...............................     $     18,630      $     12,120      $     62,839      $     40,477
   Interest and other income ..........................               16               591                82             1,655
   Gain (loss) on sale of oil and gas properties ......               --              (135)               --            25,556
                                                            ------------      ------------      ------------      ------------
   Total revenues .....................................           18,646            12,576            62,921            67,688
                                                            ------------      ------------      ------------      ------------

EXPENSES:
   Production expenses ................................            4,556             3,011            15,300            12,559
   Exploration expenses ...............................            3,043             1,117             9,712             4,229
   General and administrative expenses ................            1,913             2,142             5,530             6,177
   Interest and other debt expenses ...................            8,342             9,069            24,657            29,036
   Depreciation, depletion and amortization ...........            9,203            10,479            30,389            28,505
                                                            ------------      ------------      ------------      ------------
   Total expenses .....................................           27,057            25,818            85,588            80,506
                                                            ------------      ------------      ------------      ------------

Loss before income taxes and extraordinary item .......           (8,411)          (13,242)          (22,667)          (12,818)
Income taxes ..........................................               --                --                --                --
                                                            ------------      ------------      ------------      ------------
Net loss before extraordinary item ....................           (8,411)          (13,242)          (22,667)          (12,818)
Extraordinary gain (loss) .............................               --               (13)               --            10,959
                                                            ------------      ------------      ------------      ------------
Net loss ..............................................           (8,411)          (13,255)          (22,667)           (1,859)
   Less: cumulative preferred stock dividends .........           (1,122)           (1,036)           (3,413)           (3,310)
                                                            ------------      ------------      ------------      ------------
Net loss applicable to common stock ...................     $     (9,533)     $    (14,291)     $    (26,080)     $     (5,169)
                                                            ============      ============      ============      ============

Basic and diluted loss per common share
  before extraordinary item ...........................     $       (.76)     $      (1.09)     $      (2.07)     $      (1.26)

Basic and diluted loss per common share ...............             (.76)            (1.10)            (2.07)            (0.41)

Basic and diluted weighted average common shares
  outstanding .........................................           12,577            13,044            12,574            12,756

See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPT. 30,
                                                                              -------------------------------
                                                                                  1998                1999
                                                                              -----------         -----------
OPERATING ACTIVITIES:
   Net loss ..........................................................        $   (22,667)        $    (1,859)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Gain on sale of assets ..........................................                 --             (25,556)
     Extraordinary gain ..............................................                 --             (10,959)
     Depreciation, depletion and amortization ........................             30,389              28,505
     Exploration expenses ............................................              9,712               4,229
     Accretion and amortization of debt expenses and other expenses ..              3,811               3,848
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ......................              6,373              (3,162)
     Increase in prepaid expenses and other current assets ...........                 20                  74
     Increase in other non-current assets ............................               (206)               (389)
     Decrease in accounts payable and accrued expenses ...............              1,858                 840
                                                                              -----------         -----------
   Net cash provided by (used in) operating activities ...............             29,290              (4,429)
                                                                              -----------         -----------

INVESTING ACTIVITIES:
   Capital expenditures ..............................................            (48,267)            (11,133)
   Proceeds from sale of properties ..................................             17,070              82,865
   Restricted cash investment.........................................                 --              (7,500)
   Acquisition purchase price adjustment .............................                 --               6,889
                                                                              -----------         -----------
   Net cash (used in) provided by investing activities ...............            (31,197)             71,121
                                                                              -----------         -----------

FINANCING ACTIVITIES:
   Proceeds from long term borrowings ................................            102,600               4,000
   Principal payments on long term borrowings ........................           (118,900)           (115,500)
   Proceeds from sale of common stock, net ...........................                 33                  --
   Proceeds from sale of notes, net ..................................             29,576             126,063
   Proceeds from conversion of preferred stock .......................                 (2)                 --
   Dividends on preferred stock ......................................             (4,582)                 --
   Redemption of Senior Secured Notes ................................                 --             (36,501)
   Redemption of subordinated and senior notes .......................               (228)            (30,459)
                                                                              -----------         -----------
   Net cash provided by (used in) financing activities ...............              8,497             (52,397)
                                                                              -----------         -----------
Increase in cash and cash equivalents ................................              6,590              14,295
Cash and cash equivalents, beginning of period .......................                162               8,435
                                                                              -----------         -----------
Cash and cash equivalents, end of period .............................        $     6,752         $    22,730
                                                                              ===========         ===========


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

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment (subject to certain post-closing adjustments) (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999. The Company recognized a gain of approximately $25.7 million (subject to purchase price adjustments) in the second quarter of 1999 related to this transaction.

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

         The net proceeds from the combination of these transactions and cash on hand were used by the Company to repay all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminate the revolving credit facility, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of the Company's 7 7/8% Convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. The Company will use any remaining net proceeds for general corporate purposes. In the second quarter of 1999 the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer of $15.8 million, reduced by, (ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.3 million and (iii) the write-off of credit facility debt issue costs of $1.1 million. The third quarter of 1999 includes reductions of $0.2 million for adjustments to this extraordinary gain.

         While industry conditions cannot be predicted with certainty and are dependent upon a number of commodity and economic factors which are beyond the Company's control, the Company believes that the cash on hand subsequent to the consummation of the above transactions and the recent increase in oil and natural gas prices, if continued, will sustain its operations over the short-term. However, the Company will continue to have significant debt outstanding and limited ability to incur further indebtedness, which, combined with industry conditions beyond its control, may adversely affect its financial condition, results of operations and cash flows. While the Company anticipates that it will be able to meet its obligations in 1999, including principal and interest payments of $3.6 million due in December 1999, there can be no assurance that it will be able to meet its obligations in subsequent years including principal and interest payments of $25.2 million due in April 2000. Non-payment of such obligations would be a default under the Company's indentures. If that occurs, the Company may be required to refinance or restructure all or a portion of its indebtedness, to sell assets, or become subject to various other creditor rights under the indentures.

         On June 28, 1999, the Company announced that its board of directors approved changing the Company's name to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). These actions were consented to by the Company's majority stockholder and became effective on July 30, 1999. All historical share and per share data appearing in this document have been restated to reflect this reverse stock split.

         On June 28, 1999, the Company began an offer to exchange 15 shares of its common stock (or 1.5 shares on a post-split basis) for each share of its $2.625 convertible exchangeable preferred stock ("Preferred Stock"). Pursuant to the exchange offer, 368,633 shares of Preferred Stock were tendered representing approximately 21% of the total Preferred Stock outstanding. All shares validly tendered were accepted for exchange. In July 1999, the shares were exchanged for 552,950 shares of newly issued common stock of the Company (after giving effect to the 1 for 10 reverse stock split), increasing the Company's shares of outstanding common stock to approximately 13.2 million. With the exchange, the Company eliminated dividend arrearages of approximately $1.5 million.

          On August 30, 1999, at market close, the Company's shares of common stock and convertible Preferred Stock, which traded under the symbols of CONCC and CONCP, were delisted from the Nasdaq SmallCap Market. This action was taken as a result of the Company's failure to meet the net tangible assets, market capitalization and net income requirements for continued listing on the Nasdaq SmallCap Market. On August 31, 1999, at market open, the Company's stock began trading on the OTC Bulletin Board under the symbols of CONC and CONCP.

         In September 1999, the Company retired $1.7 million face amount of its 7 7/8% Convertible Subordinated Notes. The settlement payments included principal amounts of $1.4 million and accrued interest of $34,000 and the third quarter of 1999 includes an extraordinary gain of $0.2 million for these transactions.

NOTE 2 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of September 30, 1999, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

NOTE 3 - PREFERRED STOCK

         On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1, 1999, August 1, 1999 and November 1, 1999,
aggregating approximately $7.2 million (after giving effect to the Preferred Stock exchange in the third quarter of 1999), covering eight quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

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

NOTE 5 - EARNINGS PER SHARE

         The basic income (loss) per common share before extraordinary item and the basic income (loss) per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively and the effects of the Company's preferred stock exchange offer (see Note 1), including cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. The extraordinary gain (loss) per common share for the three and nine month periods ended September 30, 1999 was $0.00 and $0.86 per share, respectively. In calculating diluted income (loss) per common share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the three and nine months ended September 30, 1998, all potentially dilutive securities are anti-dilutive and therefore are not included in the earnings per share ("EPS") calculations. For the three and nine months ended September 30, 1999, potentially dilutive stock options were not in the money and the remaining potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations.

         Potentially dilutive securities outstanding at September 30, 1999 that could impact EPS in the future include stock options granted to employees to purchase 0.6 million common shares, the Company's 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures which can be converted into 37 thousand and 50 thousand common shares, respectively, and the Preferred Stock which can be converted into 0.5 million (includes the effect of the preferred stock exchange in the third quarter of 1999) common shares. See
Note 1 regarding the Company's purchase of a portion of the outstanding 7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures.

NOTE 6 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company, Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B and Series C 10 3/8% Senior Subordinated Notes due 2006. The following guarantor consolidating condensed financial statements present:

         1.Consolidating condensed balance sheets as of December 31, 1998 and September 30, 1999, consolidating condensed statements of income
              (loss) for the three months and nine months ended September 30, 1998 and 1999, and consolidating condensed statements of cash flows for the nine months ended September 30, 1998 and 1999.

         2.Contour Energy Co. (formerly Kelley Oil & Gas Corporation) (the
              "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

         3.Elimination entries necessary to consolidate the Parent and all of its subsidiaries.


                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                               COMBINED            COMBINED
                                                               GUARANTOR         NON-GUARANTOR
                                              PARENT          SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           -------------      -------------      -------------     -------------      -------------
ASSETS:
   Current assets ....................     $     424,609      $     212,946      $      10,859     $    (620,163)     $      28,251
   Property and equipment, net .......                --            243,927             14,008            (1,480)           256,455
   Other non-current assets, net .....          (165,642)            18,611                 --           148,522              1,491
                                           -------------      -------------      -------------     -------------      -------------
     Total assets ....................     $     258,967      $     475,484      $      24,867     $    (473,121)     $     286,197
                                           =============      =============      =============     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...............     $      38,406      $     641,113      $       6,281     $    (620,164)     $      65,636
   Long-term debt ....................           287,500                 --                 --                --            287,500
   Stockholders' deficit .............           (66,939)          (165,629)            18,586           147,043            (66,939)
                                           -------------      -------------      -------------     -------------      -------------
     Total liabilities and
      stockholders' deficit ..........     $     258,967      $     475,484      $      24,867     $    (473,121)     $     286,197
                                           =============      =============      =============     =============      =============

                      CONSOLIDATING CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       COMBINED        COMBINED
                                                                      GUARANTOR      NON-GUARANTOR
                                                       PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                   -------------    -------------    -------------    -------------    ------------
ASSETS:
   Current assets ..............................   $     355,377    $     226,423    $        (333)   $    (535,833)   $     45,634
   Property and equipment, net .................              --          165,726            6,278             (890)        171,114
   Restricted cash .............................              --            7,500               --               --           7,500
   Other non-current assets, net ...............        (150,473)           2,267            9,426          139,701             921
                                                   -------------    -------------    -------------    -------------    ------------
     Total assets ..............................   $     204,904    $     401,916    $      15,371    $    (397,022)   $    225,169
                                                   =============    =============    =============    =============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities .........................   $      27,842    $     551,500    $       4,598    $    (535,833)   $     48,107
   Long term debt ..............................         245,491               --               --               --         245,491
   Stockholders' deficit .......................         (68,429)        (149,584)          10,773          138,811         (68,429)
                                                   -------------    -------------    -------------    -------------    ------------
     Total liabilities and
         stockholders' deficit .................   $     204,904    $     401,916    $      15,371    $    (397,022)   $    225,169
                                                   =============    =============    =============    =============    ============




               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                       COMBINED        COMBINED
                                                                      GUARANTOR      NON-GUARANTOR
                                                       PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                   -------------    -------------    -------------    -------------    ------------
   Revenues ....................................   $          --    $      16,261    $       2,442    $         (57)   $     18,646
   Expenses ....................................          (8,454)         (16,964)          (1,948)             309         (27,057)
   Equity in earnings (loss) of subsidiaries ...              43              494               --             (537)             --
                                                   -------------    -------------    -------------    -------------    ------------
   Net income (loss) ...........................   $      (8,411)   $        (209)   $         494    $        (285)   $     (8,411)
                                                   =============    =============    =============    =============    ============

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    COMBINED          COMBINED
                                                                    GUARANTOR       NON-GUARANTOR
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                  -----------      ------------     -------------      ------------    ------------
Revenues ....................................     $        --      $     10,806      $        993      $       777      $    12,576
Expenses ....................................          (8,885)          (16,700)           (1,196)             963          (25,818)
Equity in earnings (loss) of subsidiaries ...          (4,357)             (203)               --            4,560               --
Extraordinary item ..........................             (13)               --                --               --              (13)
                                                  -----------      ------------      ------------      -----------      -----------
Net income (loss) ...........................     $   (13,255)     $     (6,097)     $       (203)     $     6,300      $   (13,255)
                                                  ===========      ============      ============      ===========      ===========





               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                    COMBINED          COMBINED
                                                                    GUARANTOR       NON-GUARANTOR
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                  -----------      ------------     -------------      ------------    ------------
Revenues ....................................     $       (18)     $     54,844      $      8,281      $      (186)     $    62,921
Expenses ....................................         (25,056)          (56,121)           (5,702)           1,291          (85,588)
Equity in earnings of subsidiaries ..........           2,407             2,579                --           (4,986)              --
                                                  -----------      ------------      ------------      -----------      -----------
Net income (loss) ...........................     $   (22,667)     $      1,302      $      2,579      $    (3,881)     $   (22,667)
                                                  ===========      ============      ============      ===========      ===========



               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    COMBINED          COMBINED
                                                                    GUARANTOR       NON-GUARANTOR
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                  -----------      ------------     -------------      ------------    ------------
Revenues ....................................     $        --      $     61,130      $      6,717      $      (159)     $    67,688
Expenses ....................................         (29,451)          (48,534)           (3,271)             750          (80,506)
Equity in earnings of subsidiaries ..........          16,633             3,446                --          (20,079)              --
Extraordinary item ..........................          10,959                --                --               --           10,959
                                                  -----------      ------------      ------------      -----------      -----------
Net income (loss) ...........................     $    (1,859)     $     16,042      $      3,446      $   (19,488)     $    (1,859)
                                                  ===========      ============      ============      ===========      ===========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         COMBINED         COMBINED
                                                                        GUARANTOR       NON-GUARANTOR
                                                         PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------      ------------     ------------     ------------   -----------
OPERATING ACTIVITIES:
   Net income (loss) .............................     $  (22,667)     $     1,302      $     2,579      $   (3,881)     $  (22,667)
   Non-cash income (loss) adjustments ............          1,405           36,281            2,344           3,881          43,911
   Changes in operating assets
     and liabilities .............................         12,952           (8,320)           3,414              --           8,046
                                                       ----------      -----------      -----------      ----------      ----------
Net cash provided by (used in)
   operating activities ..........................         (8,310)          29,263            8,337              --          29,290
                                                       ----------      -----------      -----------      ----------      ----------

INVESTING ACTIVITIES:
   Capital expenditures ..........................             --          (46,095)          (2,172)             --         (48,267)
   Proceeds from sale of property ................             --           17,070               --              --          17,070
   Distributions from partnerships ...............             --            6,206               --          (6,206)             --
                                                       ----------      -----------      -----------      ----------      ----------
Net cash used in investing activities ............             --          (22,819)          (2,172)         (6,206)        (31,197)
                                                       ----------      -----------      -----------      ----------      ----------

FINANCING ACTIVITIES:
   Net payments on long term borrowings ..........        (16,300)              --               --              --         (16,300)
   Proceeds from sale of notes, net ..............         29,576               --               --              --          29,576
   Redemption of subordinated notes ..............           (228)              --               --              --            (228)
   Proceeds from sale of common stock, net .......             33               --               --              --              33
   Proceeds from conversion of preferred stock ...             (2)              --               --              --              (2)
   Distributions to partners .....................             --               --           (6,206)          6,206              --
   Dividends on preferred stock ..................         (4,582)              --               --              --          (4,582)
                                                       ----------      -----------      -----------      ----------      ----------
Net cash provided by (used in) financing
   activities ....................................          8,497               --           (6,206)          6,206           8,497
                                                       ----------      -----------      -----------      ----------      ----------
Decrease in cash and cash equivalents ............            187            6,444              (41)             --           6,590
Cash and cash equivalents,
   beginning of period ...........................            117                4               41              --             162
                                                       ----------      -----------      -----------      ----------      ----------
Cash and cash equivalents,
   end of period .................................     $      304      $     6,448      $        --      $       --      $    6,752
                                                       ==========      ===========      ===========      ==========      ==========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        COMBINED         COMBINED
                                                                       GUARANTOR       NON-GUARANTOR
                                                       PARENT         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                     -----------      ------------     -------------    ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) ...........................     $    (1,859)     $    16,042      $     3,446      $   (19,488)     $   (1,859)
   Non-cash income (loss) adjustments ..........         (23,744)           5,856           (1,533)          19,488              67
   Changes in operating assets
     and liabilities ...........................          77,737          (80,295)             (79)              --          (2,637)
                                                     -----------      -----------      -----------      -----------      ----------
Net cash provided by (used in)
   operating activities ........................          52,134          (58,397)           1,834               --          (4,429)
                                                     -----------      -----------      -----------      -----------      ----------

INVESTING ACTIVITIES:
   Capital expenditures ........................              --          (11,133)              --               --         (11,133)
   Proceeds from the sale of properties ........              --           73,439            9,426               --          82,865
   Restricted cash investment ..................              --           (7,500)              --               --          (7,500)
   Acquisition purchase price adjustment .......              --            6,889               --               --           6,889
   Distributions from partnerships .............              --           11,260               --          (11,260)             --
                                                     -----------      -----------      -----------      -----------      ----------
Net cash used in investing activities ..........              --           72,955            9,426          (11,260)         71,121
                                                     -----------      -----------      -----------      -----------      ----------
FINANCING ACTIVITIES:
   Net payments on long term borrowings ........        (111,500)              --               --               --        (111,500)
   Proceeds from sale of notes, net ............         126,063               --               --               --         126,063
   Redemption of subordinated & senior notes ...         (30,459)              --               --               --         (30,459)
   Redemption of Senior Secured notes ..........         (36,501)              --               --               --         (36,501)
   Distributions to partners ...................              --               --          (11,260)          11,260              --
   Dividends on preferred stock ................              --               --               --               --              --
                                                     -----------      -----------      -----------      -----------      ----------
Net cash used in financing
   activities ..................................         (52,397)              --          (11,260)          11,260         (52,397)
                                                     -----------      -----------      -----------      -----------      ----------
(Decrease) increase in cash and cash
   equivalents .................................            (263)          14,558               --               --          14,295

Cash and cash equivalents,
   beginning of period .........................             275            8,160               --               --           8,435
                                                     -----------      -----------      -----------      -----------      ----------
Cash and cash equivalents,
   end of period ...............................     $        12      $    22,718      $        --      $        --      $   22,730
                                                     ===========      ===========      ===========      ===========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Introduction and General Conditions of the Oil and Natural Gas Industry and Commodity Prices. Contour Energy Co. (formerly Kelley Oil & Gas Corporation) and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition activities. Through the first quarter of 1999, the prices of oil and natural gas fell sharply reflecting the volatility of commodity prices and the industry generally. The Company cannot predict future prices of oil and natural gas. Although both oil and natural gas prices have recovered, should prices decline, the Company's results of operations and liquidity could be adversely impacted. The success of the Company is in part dependent on factors outside the control of the Company, but which directly affect the financial condition of the Company, including capital market conditions and highly volatile oil and natural gas prices. Due to recent industry conditions, the Company, as others within the industry, has been required to reconsider its capital expenditure budget, which could adversely impact production levels, and to evaluate various financing and strategic alternatives.

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

         Through natural gas price swap agreements, the Company hedged approximately 54% and 44% of its natural gas production for the third quarter of 1999 and the first nine months of 1999, respectively, at average NYMEX quoted prices of $2.09 per Mmbtu and $2.18 per Mmbtu, respectively, before transaction and transportation costs. As of September 30, 1999, 1,085,000 Mmbtus of natural gas production for October 1999 had been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.13 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Company hedged approximately 46% and 17% of its crude oil production for the third quarter of 1999 and the first nine months of 1999, respectively, at average NYMEX quoted prices of $20.00 per bbl, before transaction and transportation costs. As of September 30, 1999, 64,400 bbls of crude oil production for October through December 1999 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $20.00 per bbl before transaction and transportation costs. Hedging activities reduced revenues by approximately $1.8 million and increased revenues by approximately $0.6 million in the third quarter of 1999 and the first nine months of 1999, respectively, as compared to estimated revenues had no hedging activities been conducted. At September 30, 1999, the unrealized loss on the Company's existing hedging instruments for future production months in 1999 approximated $1.0 million. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". See Note 4 - Derivative and Hedge Accounting to the Notes to Consolidated Financial Statements contained in this Report for further discussion.

         On June 28, 1999, the Company announced that its board of directors had approved changing the Company's name to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). These actions were consented to by the Company's majority stockholder and became effective on July 30, 1999. On August 30, 1999, at market close, the Company's shares of common stock and convertible preferred stock, which traded under the symbols of CONCC and CONCP, were delisted from the Nasdaq SmallCap Market. This action was taken as a result of the Company's failure to meet the net tangible assets, market capitalization and net income requirements for continued listing on the Nasdaq SmallCap Market. On August 31, 1999, at market open, the Company's stock began trading on the OTC Bulletin Board under the symbols of CONC and CONCP.

          On June 28, 1999, the Company began an offer to exchange 15 shares of its common stock (or 1.5 shares on a post-split basis) for each share of its $2.625 convertible exchangeable preferred stock ("Preferred Stock"). Pursuant to the exchange offer, 368,633 shares of Preferred Stock were tendered representing approximately 21% of the total Preferred stock outstanding. All shares validly tendered have been accepted for exchange. In July 1999, the shares were exchanged for 552,950 shares of newly issued common stock of the Company (after giving effect to the 1 for 10 reverse stock split), increasing the Company's shares of outstanding common stock to approximately 13.2 million. With the exchange, the Company eliminated dividend arrearages of approximately $1.5 million.

RESULTS OF OPERATIONS

             The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.



                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                             -------------------------     -------------------------
                                                                                1998           1999           1998           1999
                                                                             ----------     ----------     ----------     ----------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ...........................             84           91.8            308          257.5
   Natural gas (Mmcf) ..................................................          8,528          4,812         28,031         17,777
   Natural gas equivalent (Mmcfe) ......................................          9,032          5,363         29,879         19,322
AVERAGE SALES PRICE PER UNIT:
   Oil and other liquid hydrocarbons (per Bbl) .........................     $    12.55     $    19.12     $    13.52     $    15.55
   Natural gas (per Mcf) ...............................................           2.07           2.15           2.10           2.04
   Natural gas equivalent (per Mcfe) ...................................           2.07           2.26           2.11           2.09
COST PER MCFE:
   Lifting costs .......................................................     $      .39     $      .44     $      .40     $      .54
   Severance and ad valorem taxes ......................................            .11            .12            .12            .11
   General and administrative expenses .................................            .21            .40            .19            .32
   Depreciation, depletion and amortization (oil and gas activities) ...           1.00           1.95           1.00           1.48
   Interest expense, excluding accretion and amortization ..............            .92           1.50            .83           1.32

         As of October 1, 1999, the Company's estimated proved reserves totaled 184 Bcfe.

         Three Months Ended September 30, 1999 and 1998. The Company's oil and gas revenues of $12.1 million for the third quarter of 1999 decreased 35% compared to $18.6 million in the same period of 1998 primarily as a result of decreases in gas production (44%). The decrease in gas production is primarily due to production associated with the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana which were sold to Phillips in the second quarter of 1999, see Liquidity and Capital Resources for further discussion.

         Interest and other income increased from $16,000 in the second quarter of 1998 to $591,000 in the third quarter of 1999 due to higher average cash balances in the current period.

         Production expenses for the third quarter of 1999 decreased 35% to $3.0 million from $4.6 million in the same period last year, resulting primarily from north Louisiana properties sold to Phillips in the second quarter of 1999. Lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the third quarter of 1999 increased 13% to $0.44 when compared to the same period in 1998 reflecting a higher percentage of offshore properties at higher lifting costs per unit after the second quarter sale of north Louisiana properties to Phillips.

         Exploration expenses totaled $1.1 million in the third quarter of 1999 and $3.0 million in the corresponding period of 1998, a decrease of 63%, primarily due to lower current quarter seismic expenditures and dry hole expenses.

         General and administrative ("G&A") expenses of $2.1 million in the third quarter of 1999 included $0.8 million of cost of a non-recurring nature. Ongoing G&A expenses of $1.3 million decreased 32% compared to $1.9 million in the corresponding period last year. On a unit of production basis, G&A expenses were $0.40 per Mcfe in the third quarter of 1999 compared to $0.21 per Mcfe in the corresponding quarter of 1998 reflecting higher non-recurring professional, consulting and transaction costs. Excluding the non-recurring costs, G&A expenses were $0.25 per Mcfe in the third quarter of 1999.

         Interest and other debt expenses of $9.1 million in the current quarter increased 10% from $8.3 million in the same period of 1998. The increase in interest expenses resulted primarily from higher average interest rates during the current period. In addition to its third quarter 1999 interest expense of $8.1 million, the Company recorded non-cash charges in the third quarter of 1999 of $1.0 million for amortization of debt issuance costs, accretion of note discount, net of accretion of note premium and accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expenses increased 14% from $9.2 million in the third quarter of 1998 to $10.5 million in the current period, including $4.4 million related to the Bayou Sauveur field (Bourg wells). This results from the amortization of the total well costs of both the Bourg No. 1 and Bourg No. 2 wells over the current proved developed reserves in the Bayou Sauveur field. This was partially offset by lower current period production due to the sale of north Louisiana properties to Phillips in the second quarter 1999. The units-of-production DD&A rate for oil & gas activities was $1.00 per Mcfe in the third quarter of 1998 compared to $1.95 per Mcfe in the third quarter of 1999. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the third quarter of 1999 was $1.12 per Mcfe.

         In September 1999, the Company retired $1.7 million face amount of its 7 7/8% Convertible Subordinated Notes. The settlement payments included principal amounts of $1.4 million and accrued interest of $34,000 and the third quarter of 1999 includes an extraordinary gain of $0.2 million for these transactions.

         The Company recognized a net loss of $13.3 million in the third quarter of 1999 and a net loss of $8.4 million in the same period last year. The reasons for the decrease in earnings are described in the foregoing discussion.

         Nine Months Ended September 30, 1999 and 1998. The Company's oil and gas revenues of $40.5 million for the first nine months of 1999 decreased 36% compared to $62.8 million in the same period of 1998 primarily as a result of decreases in gas production (37%) and oil production (16%). The decrease in gas production is primarily attributable to the sale of North Louisiana properties to Phillips in the second quarter of 1999. The first nine months of 1999 includes a $25.7 million gain on the sale of properties to Phillips Petroleum Company relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana, see Liquidity and Capital Resources for further discussion.

         Interest and other income increased from $82,000 in the first nine months of 1998 to $1.7 million in the first nine months of 1999 due to higher average cash balances in the current period.

         Production expenses for the first nine months of 1999 decreased 18% to $12.6 million from $15.3 million in the same period last year, resulting primarily from the sale of North Louisiana properties to Phillips in the second quarter of 1999, partially offset by higher current period workover expenses. Lifting costs per Mcfe for the first nine months of 1999 increased 35% to $0.54 when compared to the same period in 1998, reflecting a higher percentage of offshore properties at higher lifting costs per unit after the second quarter 1999 sale of north Louisiana properties to Phillips and higher workover expenses ($0.05 per mcfe).

         Exploration expenses totaled $4.2 million in the first nine months of 1999 and $9.7 million in the corresponding period of 1998, a decrease of 57%, primarily due to lower current period seismic expenditures and dry hole expenses.

         G&A expenses of $6.2 million in the first nine months of 1999 included $1.7 million of cost of a non-recurring nature. Ongoing G&A expenses of $4.5 million decreased 18% compared to $5.5 million in the corresponding period last year. On a unit of production basis, G&A expenses were $0.32 per Mcfe in the first nine months of 1999 compared to $0.19 per Mcfe in the corresponding period of 1998 reflecting higher non-recurring professional, consulting and transaction costs. Excluding the non-recurring costs, G&A expenses were $0.23 per Mcfe for the first nine months of 1999.

         Interest and other debt expenses of $29.0 million in the first nine months of 1999 increased 17% from $24.7 million in the same period of 1998. The increase in interest expenses resulted primarily from higher average interest rates and higher average debt levels during the current period. In addition to its 1999 interest expense of $25.6 million, the Company recorded non-cash charges in the first nine months of 1999 of $3.5 million for amortization of debt issuance costs, accretion of note discount, net of accretion of note premium and accretion of debt valuation discount. The 1999 interest expense of $25.6 million includes approximately $2.1 million of interest payments related to debt that was redeemed in the current period.

         DD&A expenses decreased 6% from $30.4 million in the first nine months of 1998 to $28.5 million in the current period, primarily as a result of lower production in the first nine months of 1999 due to the sale of north Louisiana properties to Phillips partially offset by $5.1 million of DD&A expense in the current period associated with the Bayou Sauveur field (Harry Bourg wells). The $5.1 million of DD&A expense results from the amortization of the total well costs of both the Bourg No. 1 and Bourg No. 2 wells over the current proved developed reserves in the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.00 per Mcfe in the first nine months of 1998 compared to $1.48 per Mcfe in the first nine months of 1999. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the first nine months of 1999 was $1.26 per Mcfe.

         In the first nine months of 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes, repurchased $35 million principal amount of the notes and repurchased $46.1 million of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000. In the first nine months of 1999, the Company recognized an extraordinary gain of approximately $10.8 million related to these repurchases and refinancings, see Liquidity and Capital Resources for further discussion. In September 1999, the Company retired $1.7 million face amount of its 7 7/8% Convertible Subordinated Notes. The settlement payments included principal amounts of $1.4 million and accrued interest of $34 thousand and the first nine months of 1999 includes an extraordinary gain of $0.2 million for these transactions.

         The Company recognized a net loss of $1.9 million in the first nine months of 1999 and a net loss of $22.7 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

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

         The net proceeds from the combination of these transactions and cash on hand were used by the Company to repay all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminate the revolving credit facility, to fund cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million, to fund the repurchase of $46.1 million aggregate principal amount of the Company's 7 7/8% Convertible Subordinated Notes due December 15, 1999 and 8 1/2% Convertible Subordinated Debentures due April 1, 2000, at a cost of approximately $28.5 million, all at May 17, 1999 and to repurchase $35 million of Notes at 104% of their principal amount. The Company will use any remaining net proceeds for general corporate purposes. In the second quarter of 1999, the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer of $15.8 million, reduced by, (ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.3 million and (iii) the write-off of credit facility debt issue costs of $1.1 million. The third quarter of 1999 includes reductions of $0.2 million for adjustments to this extraordinary gain.

         In September 1999, the Company retired $1.7 million face amount of its 7 7/8% Convertible Subordinated Notes. The settlement payments included principal amounts of $1.4 million and accrued interest of $34 thousand and resulted in an extraordinary gain in the third quarter of 1999 of $0.2 million.

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

         Liquidity. Net cash used in operating activities, before working capital adjustments, during the first nine months of 1999 aggregated $1.8 million. Funds provided by investing activities were comprised of proceeds from the sale of north Louisiana properties to Phillips of $ 82.9 million and a $6.9 million purchase price adjustment related to a 1997 acquisition of oil and gas properties partially offset by capital expenditures of $11.1 million and $7.5 million to fund cash collateral for a letter of credit (restricted cash). Funds used in financing activities of $52.4 million were comprised of net credit facility principal payments of $111.5 million, redemption of a portion of the Notes for $36.5 million and redemption of subordinated and senior notes of $30.5 million, partially offset by proceeds of $126.1 million from the sale of the Notes. As a result of these activities, cash and cash equivalents increased from $8.4 million at December 31, 1998 to $22.7 million as of September 30, 1999. As of September 30, 1999, the Company had a working capital deficit of $2.5 million (excludes restricted cash of $7.5 million), compared to a working capital deficit of $37.4 million at the end of 1998.

         Capital Resources. After the Company paid all amounts outstanding under the Credit Facility, the Credit Facility was terminated and the Company is not likely to have access to a revolving credit facility to supplement its cash needs. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month. Accordingly, cash balances may be higher on any given day during the month than at the end of the month.

         The terms of the Notes and subordinated obligations significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during the remainder of 1999 from the net proceeds of the transactions described above, cash on hand and cash flows from operations. While the Company anticipates that it will be able to meet its obligations in 1999, including principal and interest payments of $3.6 million due in December 1999, there can be no assurance that it will be able to meet its obligations in subsequent years, including principal and interest payments of $25.2 million due in April 2000. Non-payment of such obligations would be a default under the Company's indentures. If that occurs, the Company may be required to refinance or restructure all or a portion of its indebtedness, to sell assets, or become subject to various other creditor rights under the indentures.


         The Company had $268.2 million principal amount of debt outstanding as of September 30, 1999 ($258.4 million recorded on the balance sheet), requiring $31.7 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $40.9 million at September 30, 1999, including dividend arrearages of $6.8 million after giving effect to the preferred stock exchange in the third quarter of 1999. The Company has not declared the quarterly dividend of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1, 1999, August 1, 1999 and November 1, 1999,
aggregating approximately $7.2 million (after giving effect to the preferred stock exchange in the third quarter of 1999), covering eight quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. Since the Company has not paid dividends on the Preferred Stock for a period of six quarters, the holders of the Preferred Stock, as a group, have the right to elect two additional directors to the Company's Board of Directors.

         Capital Commitments. In the first nine months of 1999, the Company's development and exploration capital spending totaled $2.2 million and $4.8 million, respectively. In the fourth quarter of 1999, the Company expects capital spending to be less than $5 million. In the first nine months of 1999, the Company participated in drilling 10 gross (2.72 net) wells (excluding wells on properties sold to Phillips), of which 8 gross (2.04 net) wells were completed in the first nine months of 1999. As of September 30, 1999, the Company was participating in the drilling of 1 gross (0.18 net) well.

         Year 2000. The Company has reviewed and evaluated its Year 2000 issues. These issues involve the potential disruption to systems, processes, and business practices that may occur if system hardware and software utilized by the Company, its vendors, and customers are unable to process year 2000 data.

          The Company has worked closely with its information systems and technology vendors to install updated software, where appropriate, that will be Year 2000 compliant. All of the critical Year 2000 internal systems issues have been tested and corrected, where necessary.

         The Company identified those vendors and others that it believes provide material services or are vital to its business. Discussions and correspondence with these companies to determine their Year 2000 readiness have been conducted throughout 1999 and are essentially complete.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in commodity prices. The Company uses its Senior and Subordinated debt instruments to finance a significant portion of its operations (see Note 1). Prior to May 17, 1999, the Company had market risk exposure for interest rate changes related to its Credit Facility variable rate debt (see Note 1). In the normal course of business the Company enters into hedging transactions, including natural gas and crude oil price swap agreements and natural gas basis swap agreements, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In the first nine months of 1999, the Company used price and basis swap agreements to reduce exposure to downward price fluctuations for its natural gas and oil production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and basis swap agreements and crude oil price swap agreements, the table presents notional amounts in Mmbtus and bbls and weighted average prices for contracts in place at September 30, 1999 (amounts in thousands unless otherwise indicated).



                                  MATURITY DATE
                             -------------------------
                                                                                                                    FAIR VALUE
                                          1999       2000       2001       2002      2003    THEREAFTER    TOTAL    @ 9/30/99
                                       ---------  ---------  ---------  ---------  --------  ----------  ---------  ---------
Fixed Debt:
   14.00% (Maturity)...........                                                    $100,000                100,000    100,000

   7.88% (Maturity)............        $   3,509                                                             3,509      3,009

   8.50% (Maturity)............                       9,693                                                  9,693      8,239

   10.38% (Maturity)...........                                                              $  155,000    155,000     80,600
                                       ---------  ---------  ---------  ---------  --------  ----------  ---------  ---------
Total Maturity.................        $   3,509  $   9,693                        $100,000  $  155,000  $ 268,202  $ 191,848
                                       =========  =========  =========  =========  ========  ==========  =========  =========
Blended weighted
   average interest rate.......             7.88%       8.5%                          14.00%      10.38%

Commodity price
   derivatives:
Price swaps:
   Notional amounts
       (Mmbtus) ...............        1,085,000
   Weighted average price......        $    2.13
   Fair value at 9/30/99(1)....                                                                                     $    (831)
       (bbls) .................           64,400
   Weighted average price......        $   20.00
   Fair value at 9/30/99(1)....                                                                                     $    (157)


 (1) Represents estimated amounts to settle the contracts at September 30, 1999.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 13, 14 and 15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and on pages 12 through 20 of the Company's Registration Statement on form S-4 (registration statement number 333-84053), filed July 30, 1999.

         Words such as "anticipates," "believes," "expects, "estimates," "projects" and similar expressions are "intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.

                           PART II. OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of November 1, 1999, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $7.2 million representing the quarterly dividends of $0.65625 per share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1,
1999, August 1, 1999 and November 1, 1999. The dividend arrearages for Preferred Stock reflects the tender offer of 368,633 shares of Preferred Stock for the Company's common stock, pursuant to an exchange offer completed on July 27, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:              EXHIBIT
              -------              -------
              27                   Financial Data Schedule (included only in the
                                   electronic filing of this document).

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the third quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CONTOUR ENERGY CO.



Date: November 15, 1999                    By:         /s/ Rick G. Lester
                                                  ------------------------------
                                                           Rick G. Lester
                                                      Chief Financial Officer
                                                     (Duly Authorized Officer)
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX



              EXHIBIT
              NUMBER:              EXHIBIT
              -------              -------
              27                   Financial Data Schedule (included only in the
                                   electronic filing of this document).