Form 10-K
period 1999-12-31
CONTOUR ENERGY CO
filed 2000-04-03
CIK 930529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999            COMMISSION FILE NO. 0-25214

                               CONTOUR ENERGY CO.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0447267
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         601 JEFFERSON -- SUITE 1100
                HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 652-5200

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
8 1/2% Convertible Subordinated Debentures due               OTC Bulletin Board
                      2000

          Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                 Common Stock                                OTC Bulletin Board
  $2.625 Convertible Exchangeable Preferred                  OTC Bulletin Board
                     Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 24, 2000, 13,212,005 shares of Common Stock and 1,363,319 shares of Preferred Stock were outstanding, and the aggregate market values of shares held by unaffiliated stockholders were approximately $9,778,187 and $4,679,534, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Introduction

     Contour Energy Co. (formerly Kelley Oil & Gas Corporation), incorporated in Delaware in 1994, with its subsidiaries and subsidiary partnerships (individually and collectively the "Company"), is engaged in the acquisition, exploration, development and production of oil and natural gas. The Company's strategy is to increase reserves, production and cash flows in a cost-efficient manner through strategic domestic acquisitions and a program of balanced development and exploration activities. The Company's executive offices are located at 601 Jefferson Street, Suite 1100, Houston, Texas 77002, and its telephone number is (713) 652-5200.

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

  1999 Business Developments

     In 1999, the Company undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of the Company, provide capital for its ongoing capital expenditure programs and establish a stronger base for future growth.

     In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, the Company
(1) received an $83 million cash payment (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest (the "VORI") and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999. The Company recognized a gain of approximately $25.9 million in 1999 related to this transaction.

     In April 1999, the Company negotiated a private offering of $135.0 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. In accordance with the Notes indenture, on June 30, 1999, the Company funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

     On May 17, 1999, the Company funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

     In addition, on May 17, 1999 the Company repaid all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. The Company used net proceeds remaining from the transactions for general corporate purposes. In 1999, the Company recognized an extraordinary gain of $11.1 million related to debt repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer and other debt retirements of $16.0 million, reduced by,
(ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.4 million and (iii) the write-off of credit facility debt issue costs of $1.1 million.

     In March 2000, the Company executed a sale of a portion of its VORI. The net proceeds from the sale approximated $20 million. Since the portion of the reserves sold (approximately 16.5 Bcf) relates to production beginning April 1, 2003, cash flows from operations of the Company before that date are not impacted.

     The Company has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions and the sale described above, have provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt (see "Capital Resources"). Furthermore, as the Company does not have a revolving credit facility, the Company does not have ready access to incremental sources of capital to supplement its operational requirements. The Company believes that it has the ability for the foreseeable future based on its current condition, including economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein (see "Risk Factors"; "Liquidity"; and "Capital Resources") and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that the Company will be able to fund future obligations.

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

     On July 30, 1999, the Company's name was changed from Kelley Oil and Gas Corporation to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). These actions were consented to by the Company's majority stockholder and became effective on July 30, 1999. All historical share and per share data appearing in this document have been restated to reflect this reverse stock split.

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

     On August 30, 1999, at market close, the Company's shares of common stock and convertible Preferred Stock, which traded under the symbols of CONCC and CONCP, were delisted from the NASDAQ SmallCap Market. These actions were taken as a result of the Company's failure to meet the requirements for continued listing on this exchange. On August 31, 1999, at market open, the Company's stock began trading on the OTC Bulletin Board under the symbols of CONC and CONCP.

  Operations and Properties

     Operation Activities. The Company's production is derived primarily from four contiguous fields in the Vacherie Salt Dome region of north Louisiana, south Louisiana and the shallow waters of the Gulf of Mexico.

     Development Activities. During 1999, the Company continued development drilling activities within its existing properties in the Vacherie Salt Dome region of north Louisiana, south Louisiana and in the Gulf of Mexico. In north Louisiana, the Company drilled or participated in drilling 6 gross (1.36 net) development wells, all of which were completed as producing wells. In south Louisiana, the Company drilled or participated in drilling 1 gross (0.50 net) well, which was not productive. In the offshore area, the Company drilled or participated in drilling 3 gross (0.54 net) wells, of which 2 gross (0.36 net) wells were completed as producing wells.

     Exploration Activities. The Company focuses its exploration activities primarily on its existing leaseholdings in Terrebonne and LaFourche Parishes, Louisiana, and in the shallow waters of the Gulf of Mexico. The number, type and timing of proposed wells in these regions is subject to continued revision as a result of many factors, including test and drilling results on these properties and others, the price of oil and natural gas, availability of capital funds and drilling rigs, weather, and general economic factors. See "Caution as to Forward-Looking Statements" and "Risk Factors".

     The Company is utilizing sophisticated technologies to identify exploration prospects and advanced geophysical techniques to continue to develop and refine interpretations of its 3-D seismic database, which covers (i) 600 square miles, a major portion of its existing leaseholdings in Terrebonne and LaFourche Parishes, in south Louisiana, (ii) 131 square miles offshore, and (iii) 600 square miles of its Permian Basin exploratory prospects.

     In 1999, the Company drilled 3 gross (1.02 net) exploratory wells, including 2 gross (0.84 net) exploratory wells in southern Louisiana, and 1 gross (.18 net) well in the offshore area, all of which have been completed as producing wells. As of December 31, 1999, the Company had 1 gross (.50 net) exploration well in progress in south Louisiana, that was completed as a producing well in January 2000.

     Description of Properties. The Company's properties are located in Louisiana, and in the Gulf of Mexico, Texas, New Mexico and Arkansas. As of January 1, 2000, the Company owned interests in a total of 275 gross (81.0 net) producing wells. As of that date, the Company had leaseholdings covering 165,205 gross (68,752 net) developed acres and 250,796 gross (76,613 net) undeveloped acres. Approximately 78% of its proved oil and natural gas reserves as of January 1, 2000, was natural gas on an energy content basis. The reserves to production ratio for these properties (based on 1999 production) was estimated to be 8.3 as of January 1, 2000.

     Significant Properties. The Company's natural gas properties in north Louisiana are located primarily in the Sailes, Sibley, West Bryceland and Ada fields of Webster and Bienville Parishes, while its properties in south Louisiana are concentrated in the Orange Grove/Humphreys, Lirette, Lake Pagie, Ouiski Bayou and Bayou Sauveur fields in Terrebonne Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations. Other properties are located primarily in the shallow waters of the Gulf of Mexico, south Louisiana, and Texas. Substantially all of the Company's oil and natural gas properties are pledged to secure borrowings under the Notes. The following table sets forth certain information as of the dates indicated regarding the Company's interests by major geographic region. See "Estimated Proved Reserves -- Uncertainties in Estimating Reserves and Future Net Cash Flows."

                         SIGNIFICANT PROVED PROPERTIES

                               PROVED RESERVES AT JANUARY 1, 2000                  PRODUCTION
                          ---------------------------------------------   -----------------------------
                                                                                   YEAR ENDED
                                                         PRESENT VALUE          DECEMBER 31, 1999
                                                          OF ESTIMATED    -----------------------------
                                               GAS         FUTURE NET                           GAS
                           OIL      GAS     EQUIVALENT   CASH FLOWS(1)      OIL      GAS     EQUIVALENT
                          MBBLS    MMCF      (MMCFE)     (IN THOUSANDS)   (MBBLS)   (MMCF)    (MMCFE)
                          -----   -------   ----------   --------------   -------   ------   ----------
North Louisiana.........    230   106,595    107,975        $109,494         38     12,745     12,973
South Louisiana.........  4,750    20,433     48,933          66,175        133      3,921      4,719
Offshore................  2,167    28,471     41,473          56,482         97      5,545      6,127
Other as a group........    476     3,201      6,057           8,940         99        181        775
                          -----   -------    -------        --------        ---     ------     ------
          Totals........  7,623   158,700    204,438        $241,091        367     22,392     24,594
                          =====   =======    =======        ========        ===     ======     ======

---------------

(1) The estimates were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves. A discount factor of 10% was used to reflect the timing of future net cash flow. See "Estimated Proved Reserves -- Uncertainties in Estimating Reserves and Future Net Cash Flows" and Note 12 to the Consolidated Financial Statements.

     Additional information regarding these regions is set forth below. Unless otherwise noted, acreage and well information is provided as of December 31, 1999, and reserve information is provided as of January 1, 2000.

     North Louisiana. The Company's operations in this region are 78% proved developed, and its wells are typically drilled to a maximum depth of approximately 10,500 feet. Operations in this region do not typically experience geopressured formations or significant associated salt-water production. The Company's reserves to production ratio in north Louisiana is approximately 8.3. Its lifting costs in this region are generally low (approximately $0.14 per Mcfe in 1999) as a result of relatively low formation pressures and minimal liquid hydrocarbon and salt water production. The Company's share of proved reserves associated with these fields totaled approximately 108.0 Bcfe at December 31, 1999. Included in the reserve base for north Louisiana are proved reserves associated with the VORI retained by the Company and carved from the Sailes and West Bryceland fields sold pursuant to the Phillips Transaction. These reserves total 40.9 bcfe at year-end 1999 and are non-cost bearing to the Company except for related gathering, transmission, compression costs and severance and production taxes. In March 2000, the Company executed a sale of a portion of its VORI for net proceeds of approximately $20 million. The portion of the VORI reserves sold (approximately 16.5 Bcf) relates to production beginning April 1, 2003.

     South Louisiana. The Company's operations in this region are primarily focused on five fields in the Houma Embayment and Terrebonne Trough areas. These areas contain high-quality reservoir rock, contributing to high production rates. Wells are typically drilled to a depth of approximately 11,000 to 19,000 feet. The Company's share of proved reserves associated with these fields totaled approximately 48.9 Bcfe at December 31, 1999. Production from the Company's south Louisiana properties generally receives premium wellhead prices because of the close proximity of the properties to transportation and market locations, and because of their rich condensate content. The Company believes these factors partially offset the higher operating costs associated with higher formation pressures, salt water disposal and inland water well locations associated with the region. At December 31, 1999, the Company was drilling 1 gross (.50 net) well in this region, which was subsequently completed as a producing well.

     Offshore. The Company's operations in this region are primarily focused in the shallow waters of the Gulf of Mexico, offshore Texas, Louisiana and Alabama. In the Main Pass area, the Company participated in drilling 4 gross (.72 net) wells during 1999, of which 3 gross (.54 net) wells were successfully completed. The Company expects to continue additional development and exploration activities in the Main Pass area in 2000. The Company has also acquired 81 square miles of additional 3D seismic in the Vermillion and Main Pass areas to complement its offshore development and exploration efforts. The Company's share of proved reserves associated with the Gulf of Mexico region totals approximately 41.5 bcfe at December 31, 1999.

JOINT VENTURE PARTNERSHIPS

     The Company participates in joint ventures with industry partners to accelerate the exploration and evaluation of its properties and to mitigate the risks associated with exploratory drilling projects.

     The Company and Williams Production, Gulf Coast Company ("Williams"), a unit of The Williams Companies, Inc., are 50/50 partners in a joint venture covering 27,000 net acres in the Houma Embayment in south Louisiana. The Company also has a joint exploration & development agreement with Fina Oil and Chemical Company, a subsidiary of FINA, Inc. ("Fina"), and Cobra Oil and Gas Corporation ("Cobra"). The Fina joint venture represents a joint exploration and development agreement covering an area of mutual interest (the "AMI") of approximately 400,000 acres in south Louisiana. The agreement provides for the parties to obtain 3-D seismic coverage over all mutually agreeable prospective lands within the AMI. To date, the Company and Fina have acquired 3-D seismic data covering approximately 450 square miles within the AMI. The initial five-year term of the agreement with Fina expires March 31, 2000, but there are provisions for extensions in the agreements. The Company and Fina are now in discussions about the nature and extent of an extension. The Company and Cobra Oil & Gas Corporation are also involved in a joint venture covering approximately 68,000 acres in Texas, New Mexico, Arkansas, Louisiana and Alabama and includes 3-D seismic data covering approximately 975 square miles.

ESTIMATED PROVED RESERVES

     The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by the Company for the years ended December 31, 1997, 1998 and 1999, which were prepared by H.J. Gruy & Associates, Inc. ("Gruy") independent petroleum engineers.

                           ESTIMATED PROVED RESERVES

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                            1997                1998                 1999
                                      -----------------   -----------------   ------------------
                                        OIL       GAS       OIL       GAS       OIL       GAS
                                      (MBBLS)   (MMCF)    (MBBLS)   (MMCF)    (MBBLS)    (MMCF)
                                      -------   -------   -------   -------   -------   --------
PROVED RESERVES:
  Beginning balance.................   1,466    297,634    2,953    354,867    5,294     283,559
  Revisions of previous estimates...     106     21,831      (79)   (31,674)   1,262     (10,774)
  Purchases of reserves in place....   1,351     51,712       --         --       --          --
  Extensions and discoveries........     256     13,892    3,082      9,512    1,762      15,620
  Sale of reserves in place.........      --         --     (287)   (13,589)    (328)   (107,313)
     Production.....................    (226)   (30,202)    (375)   (35,557)    (367)    (22,392)
                                       -----    -------    -----    -------    -----    --------
     Ending balance.................   2,953    354,867    5,294    283,559    7,623     158,700
                                       =====    =======    =====    =======    =====    ========
PROVED DEVELOPED RESERVES:
  Producing(1)......................   1,856    180,307    1,062    129,787    2,039      94,798
  Non-producing.....................     576     77,493      919     59,037      647      29,089
                                       -----    -------    -----    -------    -----    --------
          Total proved developed....   2,432    257,800    1,981    188,824    2,686     123,887
                                       =====    =======    =====    =======    =====    ========

---------------

(1) 1999 includes 3 mbbls and 40,835 mmcf's associated with the Company's interest in the VORI. In March 2000, the Company executed a sale of a portion of its VORI for net proceeds of approximately $20 million. The portion of the VORI reserves sold (approximately 16.5 Bcf) relates to production beginning April 1, 2003.

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

     Uncertainties in Estimating Reserves and Future Net Cash Flows. There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. It is possible that variances from the estimates will be material. In addition, the estimates of future net cash flows from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash flows should not be construed as representative of the fair market value of the proved reserves owned by the Company since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices from those in effect on the date indicated or for escalation of expenses and capital costs subsequent to such date. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Accordingly, investors are cautioned not to place undue reliance on the reserve data included in this document.

     The Company has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in filings with the SEC.

PRODUCTION, PRICE AND COST HISTORY

     The following table sets forth certain production data, average sales prices and average production expenses attributable to the Company's properties for 1997, 1998 and 1999. Detailed additional information concerning the Company's oil and natural gas production activities is contained in the Supplementary Information in Note 12 to the Consolidated Financial Statements included elsewhere in this Report.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1998      1999
                                                              -------   -------   -------
PRODUCTION DATA:
  Oil and other liquid hydrocarbons (Mbbls).................      226       375       367
  Natural gas (Mmcf)........................................   30,202    35,557    22,392
  Natural gas equivalent (Mmcfe)............................   31,558    37,807    24,594
AVERAGE SALES PRICE PER UNIT (INCLUDING EFFECTS OF HEDGING):
  Oil and other liquid hydrocarbons (per Bbl)...............  $ 19.34   $ 13.09   $ 16.77
  Natural gas (per Mcf).....................................     2.27      2.09      2.12
  Natural gas equivalent (per Mcfe).........................     2.31      2.10      2.18
AVERAGE PRODUCTION EXPENSES PER MCFE........................  $   .35   $   .53   $   .64

  Productive Wells and Acreage

     As of December 31, 1999, the Company had leaseholdings comprising 165,205 gross (68,752 net) developed acres and 250,796 gross (76,613 net) undeveloped acres, all located within the continental United States. The oil and gas leases in which the Company has an interest are for varying primary terms and many, particularly in south Louisiana, require the payment of delay rentals in lieu of drilling operations. In north Louisiana, most of the Company's leasehold interests are held by production; that is, so long as natural gas and oil are produced from the properties covered thereby, the leases continue indefinitely. The leases may be surrendered at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals, if applicable.

     The following table sets forth the Company's ownership interests in its leaseholds as of December 31, 1999.

                                                          DEVELOPED(1)             UNDEVELOPED(2)
                                                     -----------------------   -----------------------
                                                     GROSS ACRES   NET ACRES   GROSS ACRES   NET ACRES
                                                     -----------   ---------   -----------   ---------
Louisiana..........................................     72,451      24,090       198,592      56,499
Texas..............................................     24,682       4,070         8,899       1,424
Offshore...........................................     55,402      35,334         2,830       1,054
Other states.......................................     12,670       5,258        40,475      17,636
                                                       -------      ------       -------      ------
          Total....................................    165,205      68,752       250,796      76,613
                                                       =======      ======       =======      ======

---------------

(1) Acres spaced or assignable to productive wells.

(2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether that acreage contains proved reserves.

     As of December 31, 1999, the Company had working interests in 224 gross (73.0 net) productive gas wells and 51 gross (8.0 net) productive oil wells (including producing wells and wells capable of production).

  Exploration and Development

     The following table sets forth the number of gross and net productive and dry exploratory and development wells drilled by the Company.

                                                                 YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1997            1998            1999
                                                       -------------   -------------   ------------
                                                       GROSS    NET    GROSS    NET    GROSS   NET
                                                       -----   -----   -----   -----   -----   ----
NORTH LOUISIANA:
  Exploratory wells:
     Oil.............................................   --        --    --        --    --       --
     Natural gas.....................................   --        --     2       .72    --       --
     Dry.............................................   --        --    --        --    --       --
                                                        --     -----    --     -----    --     ----
          Total......................................   --        --     2       .72    --       --
                                                        ==     =====    ==     =====    ==     ====
  Development wells:
     Oil.............................................   --        --    --        --    --       --
     Natural gas.....................................   82     34.96    43     20.68     6     1.36
     Dry.............................................   --        --     1       .46    --       --
                                                        --     -----    --     -----    --     ----
          Total......................................   82     34.96    44     21.14     6     1.36
                                                        ==     =====    ==     =====    ==     ====
  Total north Louisiana:
     Producing.......................................   82     34.96    45     21.40     6     1.36
     Dry.............................................   --        --     1       .46    --       --
                                                        --     -----    --     -----    --     ----
          Total......................................   82     34.96    46     21.86     6     1.36
                                                        ==     =====    ==     =====    ==     ====
SOUTH LOUISIANA, OFFSHORE AND OTHER:
  Exploratory wells:
     Oil.............................................   --        --    --        --     1      .50
     Natural gas.....................................    9      3.50     6      1.81     2      .52
     Dry.............................................    1       .50     7      3.22    --       --
                                                        --     -----    --     -----    --     ----
          Total......................................   10      4.00    13      5.03     3     1.02
                                                        ==     =====    ==     =====    ==     ====
  Development wells:
     Oil.............................................   --        --     3       .04     1      .18
     Natural gas.....................................   --        --    --        --     1      .18
     Dry.............................................   --        --    --        --     3      .97
                                                        --     -----    --     -----    --     ----
          Total......................................   --        --     3       .04     5     1.33
                                                        ==     =====    ==     =====    ==     ====
  Total south Louisiana and other:
     Producing.......................................    9      3.50     9      1.85     5     1.38
     Dry.............................................    1       .50     7      3.22     3      .97
                                                        --     -----    --     -----    --     ----
          Total......................................   10      4.00    16      5.07     8     2.35
                                                        ==     =====    ==     =====    ==     ====


     As of December 31, 1999, the Company had 1 gross (.50 net) exploratory well in progress in south Louisiana which was subsequently completed as a producing well.

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

  Hedging Activities

     The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, the Company used price and basis swap agreements to hedge its exposure to possible declines in natural gas and crude oil prices. Additional information concerning hedging activities of the Company during 1999 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 10 to the Consolidated Financial Statements contained elsewhere in this Report.

COMPETITION

     The Company operates in a highly competitive environment with respect to exploring, developing and acquiring reserves, marketing oil and natural gas and securing trained personnel. Many of the Company's larger competitors possess and employ financial and personnel resources substantially greater than those available to it. Such companies may be better able to financially withstand the costs of unsuccessful exploration and development activities. Such companies may also be able to pay more for productive oil and natural gas properties and to define, evaluate, bid for and purchase a greater number of properties than the Company's financial or personnel resources permit. The Company's ability to acquire additional reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. There can be no assurance that the Company will be able to compete successfully in the future in acquiring reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel, and raising additional capital.

TITLE TO PROPERTIES

     The Company's properties, in addition to being mortgaged to secure the Notes, are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other customary burdens, including other mineral encumbrances and restrictions. The Company does not believe that any mortgage, lien or other burden materially interferes with the use of such properties in the operation of its business.

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

EMPLOYEES

     As of December 31, 1999, the Company had 47 employees. The Company's staff includes employees experienced in acquisitions, geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. None of the Company's employees are represented by a union. The Company has not experienced an interruption in its operations due to any labor dispute and believes that its working relationships with its employees are satisfactory.

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

RISK FACTORS

     The Company cautions that the following risks identified in risk factors could affect its actual results in the future in addition to "Estimated Proved Reserves-Uncertainties in Estimating Reserves and Future Net Cash Flows" included elsewhere in this Report.

     Substantial Leverage; Inability to Service Debt; Lack of Liquidity; Substantial Capital Requirements. As of December 31, 1999, the Company had $268.5 million principal amount of debt outstanding, stockholders' deficit of approximately $76.3 million and cash on hand of approximately $10.4 million (excluding restricted cash of $7.5 million). The Company has principal and interest payments of $24.2 million (includes the impact of the first quarter 2000 retirement of $0.3 million of the Company's Securities) due in April 2000. The Company has significant debt outstanding relative to its asset base and cash flows. The ability of the Company to service such debt is primarily dependent on its operational cash flows which are dependent on various factors outside of its control, including the oil and natural gas commodity markets. To the extent such factors negatively affect cash flows, the ability of the Company to meet its debt obligations may be impaired. Therefore, there can be no assurance that the Company will have sufficient funds to meet all of its future debt obligations.

     Historically, the Company has financed its operational activities (including acquisitions, exploration and development of oil and natural gas properties) primarily through the issuance of debt and equity securities, through various credit facilities and with internally generated funds. The Company currently has plans for significant capital expenditures to continue its operational activities. However, the Company does not currently have ready access to additional sources of financing of such activities outside of internally generated cash flows and proceeds from asset sales. Therefore, no assurance can be given that the Company will have adequate funds available to fund its operational activities and carry out its strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

     In March 2000, a class action suit was brought against the Company in the Court of Chancery of the State of Delaware, complaining, among other things, that the Company had not taken necessary steps to facilitate the election of two additional directors to its board by preferred stockholders. Under the charter provisions relating to the Company's preferred stock, upon the occasion of the dividends not being paid on such preferred stock for six quarters, the preferred stockholders are, as a class, entitled to elect two directors to the Company's board. Among the relief sought in such proceeding are an injunction directing the Company to create new directorships for nominations from preferred stockholders at the 2000 annual meeting of stockholders, directing that past dividends be paid, declaring that the Company's reverse stock split in 1999, which involved the settlement of fractional shares by the payment of a small amount of cash (less than $1,500) by the Company, constituted a repurchase of common shares in violation of the preferred stock charter provisions and was therefore void and other relief. The Company has consistently acknowledged, publicly and privately, the rights of such preferred stockholders to elect two directors and believes it has not in any way encumbered the preferred shareholders from exercising such rights. The Company believes that the complaint and the relief sought are wholly without merit and will vigorously defend its positions in such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Company's stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Preferred Stock are traded on the OTC Bulletin Board under the symbols "CONC" and "CONCP." On August 30, 1999, at market close, the Company's shares of common stock and convertible Preferred Stock, which traded under the symbols of CONCC and CONCP, were delisted from the NASDAQ SmallCap Market. These actions were taken as a result of the Company's failure to meet the requirements for continued listing on this exchange. On August 31, 1999, at market open, the Company's stock began trading on the OTC Bulletin Board under the symbols of CONC and CONCP. The price ranges presented below represent high and low sale prices for each quarter, as reported by the NASDAQ Stock Market, NASDAQ SmallCap Market and the OTC Bulletin Board.

                                                                     CONC                         CONCP
                                                                 COMMON STOCK                PREFERRED STOCK
                                                                MARKET PRICES                 MARKET PRICES
                                                          --------------------------    --------------------------
                                                             HIGH            LOW           HIGH            LOW
                                                          -----------    -----------    -----------    -----------
1997:
  First quarter.........................................    $30 5/8        $18 3/4        $25 3/4        $23 3/4
  Second quarter........................................     30 5/8         16 7/8         26             22 1/2
  Third quarter.........................................     32 1/2         21 7/8         26 7/8         24 1/4
  Fourth quarter........................................     39 3/8         21 1/4         25 1/2         21 1/2
1998:
  First quarter.........................................    $28 1/8        $17 1/2        $25 3/4        $20 3/4
  Second quarter........................................     28 1/8         19 3/8         28 1/2         22
  Third quarter.........................................     23 1/8         10             23 3/8         16
  Fourth quarter........................................     16 1/4          4 11/16       16 1/2          8
1999:
  First quarter.........................................    $10 5/16       $ 4 3/8        $10 1/2        $ 3 11/16
  Second quarter........................................      8 3/4          2 3/16         6              3 3/8
  Third quarter.........................................      5              1              6 1/2          3 1/4
  Fourth quarter........................................      1 5/16           3/8          5 3/4          1

     As of the January 31, 2000, there were approximately 741 record holders of Common Stock and 101 record holders of Preferred Stock.

     Dividends on the Preferred Stock accrue quarterly at the rate of $.65625 per share. In January 1996, the Company announced the suspension of dividend payments on the Preferred Stock to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. As of February 1, 2000, the total amount of dividend payments in arrears was approximately $8.1 million, covering nine quarters. Since the Company has not paid dividends on the Preferred Stock for a period of nine quarters, the holders of Preferred Stock, as a group, have the right to elect two additional directors to the Company's Board of Directors. See "Legal Proceedings".

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Company that is derived from the audited consolidated financial statements of the Company. The historical financial information for the year ended December 31, 1995 reflects the Consolidation in February 1995. Prior to the Consolidation, the financial information reflects Kelley Oil's historical results of Operations. The impact of the acquisition of the SCANA Petroleum Resources, Inc. properties is reflected in the selected financial data as of December 1, 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                               CONTOUR ENERGY CO.
                    (FORMERLY KELLEY OIL & GAS CORPORATION)
                                AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1995        1996      1997       1998       1999
                                               ---------   --------   -------   --------   --------
INCOME STATEMENT DATA:
Oil and gas revenues.........................  $  36,998   $ 60,854   $75,864   $ 79,150   $ 54,107
Interest and other income....................      1,763      1,429       274        505      1,974
Gain on sale of properties(1)................         --         --        --         --     25,863
                                               ---------   --------   -------   --------   --------
          Total revenues.....................     38,761     62,283    76,138     79,655     81,944
                                               ---------   --------   -------   --------   --------
Production expenses..........................     10,835     10,709    10,955     19,878     15,541
Exploration expenses.........................     23,387      5,438     5,433     12,034      5,736
General and administrative expenses..........      7,030      8,953     6,875      7,077      7,463
Interest and other debt expenses.............     21,956     24,401    25,071     33,333     38,002
Restructuring expenses.......................      1,115      4,276        --         --         --
Depreciation, depletion and amortization.....     35,591     20,440    25,853     38,602     35,986
Impairment of oil and gas properties(2)......    150,138         --        --     25,738         --
                                               ---------   --------   -------   --------   --------
Income (loss) before income taxes and
  extraordinary item.........................   (211,291)   (11,934)    1,951    (57,007)   (20,784)
Provision for taxes..........................         --         --        --         --         --
                                               ---------   --------   -------   --------   --------
Net income (loss) before extraordinary
  item.......................................   (211,291)   (11,934)    1,951    (57,007)   (20,784)
Extraordinary (loss) gain(3).................         --    (17,030)       --         --     11,051
                                               ---------   --------   -------   --------   --------
Net income (loss)............................  $(211,291)  $(28,964)  $ 1,951   $(57,007)  $ (9,733)
                                               =========   ========   =======   ========   ========
Basic and diluted loss per common share
  before extraordinary item(4)(5)............  $  (53.11)  $  (1.83)  $  (.26)  $  (4.89)  $  (1.94)
Basic and diluted loss per common
  share(4)(5)................................  $  (53.11)  $  (3.72)  $  (.26)  $  (4.89)  $  (1.08)
Weighted average common shares
  outstanding(5).............................      4,103      9,011    10,076     12,578     12,871

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            1995       1996       1997       1998       1999
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA:
  Property and equipment, net...........  $128,642   $158,468   $293,613   $256,455   $165,756
  Long term debt, excluding current
     maturities.........................   164,980    184,253    286,183    287,500    246,165
  Stockholders' deficit.................   (45,568)   (30,535)    (5,621)   (66,939)   (76,303)
  Total assets..........................   151,342    189,227    322,602    286,197    203,782

---------------

(1) Reflects the gain on the sale of properties to Phillips. See "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

(2) Reflects noncash impairment charges against the carrying value of proved and unproved properties under SFAS 121. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

(3) The extraordinary loss in 1996 was incurred in connection with the refinancing of the 13 1/2% Senior Notes and represents the excess of the aggregate purchase price of the 13 1/2% Senior Notes (including consent payments) over their carrying value as of the date the refinancing was consummated.

    The 1999 extraordinary gain of $11.1 million was related to debt repurchases and refinancings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(4) Dividends on the Company's cumulative preferred stock are deducted from "Net Income (Loss) Before Extraordinary Item" and "Net Income (Loss)" in calculating related per share amounts, whether or not declared, and amounted to $6.6 million, $4.6 million, $4.6 million, $4.6 million and $4.2 million for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

(5) Reflects the Company's 1 for 10 reverse stock split in 1999. See Note 5 in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

  General

     Introduction. Contour Energy Co. (formerly Kelley Oil & Gas Corporation) and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition. The Company's 1999 operational activities were focused primarily on exploiting its north Louisiana properties and exploration activities on its south Louisiana and offshore interests. In 1999, the Company drilled or participated in drilling 11 gross (2.69 net) development wells and 3 gross (1.02 net) exploratory wells of which 8 gross (1.72 net) and 3 gross (1.02 net), respectively, have been completed as producing wells.

     General Conditions of the Oil and Natural Gas Industry and Commodity Prices. The prices of oil and natural gas have improved significantly over the past several months. However, cash prices and NYMEX based prices for both oil and natural gas continue to fluctuate significantly on an intra-month, month-to-month, and future year basis, reflecting the volatility of commodity prices. The Company has received the benefits of such higher prices in the form of increased operating cash flows and is dependent on such cash flows to fund its future obligations and capital expenditure programs. However, given the volatility of commodity prices there can be no assurance that current levels can be sustained (see "Risk Factors"). A decrease in the current level of commodity prices could have a materially adverse impact on the Company's results of operations, liquidity, and ability to meet its future obligations. Additionally, the Company must provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is severely limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices.

     Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and oil. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

     Through natural gas price swap agreements, the Company hedged approximately 65%, 49% and 50% of its natural gas production for 1997, 1998 and 1999, respectively, at average NYMEX quoted prices of $2.35, $2.31 and $2.17, per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1999, 1,550,000 Mmbtus of natural gas production for January 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.41 per Mmbtu before transaction and transportation costs. Additional hedging activities since December 31, 1999 have increased the volumes hedged in 2000 to 8,900,000 Mmbtus of natural gas at an average NYMEX quoted price of $2.56 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Company hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil was hedged in either 1997 or 1998. As of December 31, 1999, 30,000 bbls of crude oil production for January 2000 through March 2000 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.05 per bbl before transaction and transportation costs. Additional hedging activities since December 31, 1999 have increased the volumes hedged in 2000 to 182,500 bbls of crude oil production at an average NYMEX quoted price of $26.21 per bbl before transaction and transportation costs. Hedging activities decreased crude oil and natural gas revenues by approximately $4.2 million in 1997 and $0.2 million in 1999, respectively, and increased such revenues by approximately $3.5 million in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1999, the unrealized gain on the Company's existing hedging instruments for future production months in 2000 approximated $23,000.

     The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

     Other Developments. Effective July 30, 1999, the name of the Company was changed to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). On August 30, 1999, at market close, the Company's shares of common stock and convertible preferred stock, which traded under the symbols of CONCC and CONCP, were delisted from the Nasdaq SmallCap Market. These actions were taken as a result of the Company's failure to meet the requirements for continued listing on this exchange. On August 31, 1999, at market open, the Company's stock began trading on the OTC Bulletin Board under the symbols of CONC and CONCP.

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

     Subsequent Events. In March 2000, the Company executed a sale of a portion of its volumetric overriding royalty interest ("VORI"). The net proceeds from the sale approximated $20 million. Since the portion of the reserves sold (approximately 16.5 Bcf) includes production beginning April 1, 2003, near-term cash flows of the company were not impacted.

  Results of Operations

     Years Ended December 31, 1999 and 1998. The Company's oil and gas revenues of $54.1 million for 1999 decreased 32% compared to $79.2 million in 1998 primarily as a result of lower natural gas production (37%). The decrease in gas production is primarily due to production associated with the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana which were sold to Phillips in the second quarter of 1999. See Liquidity and Capital Resources for further discussion.

     Interest and other income increased from $0.5 million in 1998 to $2.0 million in 1999 primarily due to higher cash balances in the current year.

     Production expenses for 1999 decreased 22% to $15.5 million from $19.9 million in the prior year, resulting primarily from north Louisiana properties sold to Phillips in the second quarter of 1999. Lifting costs (production expenses less ad valorem and severance taxes) were $.54 per Mcfe in 1999 compared to $0.41 per Mcfe in 1998, a 32% increase, reflecting a higher percentage of offshore properties at higher lifting costs per unit after the second quarter 1999 sale of north Louisiana properties to Phillips.

     Exploration expenses decreased 53% from $12.0 million in 1998 to $5.7 million in 1999 due to decreased dry hole, seismic and unproved property abandonment expenses in the current year.

     General and administrative ("G&A") expenses of $7.5 million included $1.9 million of costs of a non-recurring nature related to professional, consulting and transaction costs. Ongoing G&A expenses of $5.6 million decreased 21% compared to $7.1 million in 1998. On a unit of production basis, general and administrative expenses were $0.30 per Mcfe in 1999 compared to $0.19 per Mcfe in 1998 reflecting the higher non-recurring professional, consulting and transaction costs. Excluding the non-recurring costs, G&A expenses were $0.23 per mcfe in 1999.

     Interest and other debt expenses of $38.0 million in 1999 increased 14% from $33.3 million in 1998. The increase in interest expense resulted primarily from higher average interest rates during the current year. In addition to its 1999 cash interest expense of $33.5 million, the Company recorded non-cash charges in 1999 of $4.5 million for amortization of debt issuance costs, accretion of note discount and accretion of debt valuation discount. The 1999 cash interest expense of $33.5 million includes approximately $2.4 million of interest payments related to debt that was redeemed in 1999.

     DD&A expenses decreased 7% from $38.6 million in 1998 to $36.0 million in 1999, primarily as a result of lower production in 1999 due to the sale of north Louisiana properties to Phillips partially offset by $6.9 million of DD&A expense in the current year associated with the Bayou Sauveur field (Harry Bourg wells). The $6.9 million of DD&A expense results from the amortization of the total well costs of both the Bourg No. 1 and Bourg No. 2 wells over the current proved developed reserves in the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.01 per Mcfe in 1998 compared to $1.43 per Mcfe in 1999. Excluding the impact of the Bayou Sauveur field, the DD&A rate for 1999 was $1.17 per Mcfe.

     In 1998, under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recognized noncash impairment charges of $25.7 million against the carrying values of its proved and unproved oil and gas properties, aggregating $21.6 million and $4.1 million, respectively, for the year ended December 31, 1998 (see "Oil and Gas Properties" in Note 2 to Consolidated Financial Statements). No impairment was required in 1999.

     The Company recognized a net loss of $(9.7) million in 1999 and a net loss of $(57.0) million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

     Years Ended December 31, 1998 and 1997. The Company's oil and gas revenues of $79.2 million for 1998 increased 4% compared to $75.9 million in 1997 primarily as a result of an increase in gas production 18%, partially offset by lower oil prices (32%) and gas prices (8%). The increase in gas production is primarily due to the Company's Scana Petroleum Resources ("SPR") acquisition and drilling activities in north Louisiana.

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

     G&A expenses of $7.1 million in 1998 increased 3% compared to $6.9 million last year. On a unit of production basis, G&A expenses were $0.19 per Mcfe in 1998 compared to $0.22 per Mcfe in 1997.

     Interest and other debt expenses of $33.3 million in 1998 increased 33% from $25.1 million in 1997. The increase in interest expense resulted primarily from higher average debt levels during the current period due to increased borrowings under the Credit Facility and issuance of the Series C Notes. In addition to its 1998 cash interest expense of $28.1 million, the Company recorded non-cash charges in 1998 of $2.2 million for amortization of debt issuance costs, $1.0 million for accretion of note discount and $2.0 million for accretion of debt valuation discount.

     Depreciation, depletion and amortization ("DD&A") expense increased 49% from $25.9 million in 1997 to $38.6 million in 1998, as a result of higher 1998 production levels and an increase in the units-of-production DD&A rate for oil and gas activities from $0.80 per Mcfe in 1997 to $1.01 in 1998.

     In 1998, under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recognized noncash impairment charges of $25.7 million against the carrying values of its proved and unproved oil and gas properties, aggregating $21.6 million and $4.1 million, respectively, for the year ended December 31, 1998 (see "Oil and Gas Properties" in the "Notes to Consolidated Financial Statements").

     The Company recognized a net loss of $(57.0) million in 1998 and net income of $2.0 million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

  Liquidity and Capital Resources

     General. The Company had $268.5 million principal amount of debt outstanding as of December 31, 1999 ($254.8 million recorded on the balance sheet), requiring approximately $31.1 million in annual cash interest payments. The remaining outstanding principal amounts of $8.4 million of the Company's
8 1/2% Convertible Subordinated Debentures are due on April 1, 2000 (includes the impact of the first quarter 2000 retirement of $0.3 million of these securities).

     In 1999, the Company undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of the Company, provide capital for its ongoing capital expenditure programs and establish a stronger base for future growth.

     In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment, (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest (the "VORI") and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999. The Company recognized a gain of approximately $25.9 million in 1999 related to this transaction.

     In April 1999, the Company negotiated a private offering of $135.0 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. In accordance with the Notes indenture, on June 30, 1999, the Company funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

     On May 17, 1999, the Company funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

     In addition, on May 17, 1999 the Company repaid all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. The Company used net proceeds remaining from the transactions for general corporate purposes. In 1999, the Company recognized an extraordinary gain of $11.1 million related to debt repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer and other debt retirements of $16.0 million, reduced by, (ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.4 million and (iii) the write-off of credit facility debt issue costs of $1.1 million.

     In the third and fourth quarters of 1999, the company retired the remaining $5.2 million face amount of the 7 7/8% notes. The total principal paid was $4.9 million, which included $3.5 million retired at maturity in December 1999. The company also retired $1.0 million face amount of the 8 1/2% debentures at a cost of $0.9 million. The combination of these retirements resulted in an extraordinary gain of $0.3 million. In the first quarter of 2000, the Company retired an additional $0.3 million face amount of its Securities. The settlement payments included principal amounts of $0.2 million and accrued interest of $7,000.

     In March 2000, the Company sold a portion of the VORI (the "VORI Sale"). The net proceeds from the sale approximated $20 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003.

     Dividends on the Company's preferred stock accrue quarterly at a rate of $0.65625 per share. On April 14, 1998, the Board of Directors of the Company declared a dividend on the Company's preferred stock of $2.625 per share (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 for nine quarters including February 1, 2000 aggregating approximately $8.1 million. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. However, the Company's outstanding preferred stock is cumulative, requires dividends to accumulate currently at the rate of $3.6 million annually and carries liquidation preferences over the Common Stock totaling $41.8 million at December 31, 1999, including such dividend arrearages. Furthermore, since the Company has not paid dividends on the preferred stock for a period of nine quarters the holders of preferred stock, as a group, have the right to elect two additional directors to the Company's Board of Directors. See "Legal Proceedings".

     The Company has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above and the VORI Sale, have provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt (see "Capital Resources"). Furthermore, as the Company does not have a revolving credit facility, the Company does not have ready access to incremental sources of capital to supplement its operational requirements. The Company believes that it has the ability for the foreseeable future based on its current condition, including economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, because of the combination of the factors described herein (see "Risk Factors"; "Liquidity"; and "Capital Resources") and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that the Company will be able to fund future obligations.

     Liquidity. Net cash used in operating activities, before working capital adjustments, during 1999 aggregated $(0.1) million. Funds provided by investing activities were comprised of proceeds from the sale of north Louisiana properties to Phillips of $83.2 million and a $6.9 million purchase price adjustment related to a 1997 acquisition of oil and gas properties partially offset by capital expenditures of $15.2 million and restricted cash of $7.5 million. Funds used in financing activities were comprised of net credit facility principal payments of $111.5 million, redemption of a portion of the Notes for $36.5 million and redemption of subordinated and senior notes of $34.9 million, partially offset by proceeds of $125.9 from the sale of the Notes. Cash equivalents increased from $8.4 million at December 31, 1998 to $10.4 million as of December 31, 1999. As of December 31, 1999, the Company had a working capital deficit of $3.9 million, compared to a working capital deficit of $37.4 million at the end of 1998.

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

     The terms of the Notes and subordinated obligations significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during the remainder of 2000 from the net proceeds of the transactions described above, cash on hand and cash flows from operations. The Company anticipates that it will be able to meet its obligations in 2000, including principal and interest payments of $24.2 million (includes the impact of the first quarter 2000 retirement of $0.3 million of the Company's Securities) due in April 2000. Non-payment of such obligations would be a default under the Company's indentures. If that were to occur, the Company may be required to refinance or restructure all or a portion of its indebtedness, to sell assets, or become subject to various other creditor rights under the indentures.

     The following table sets forth on an unaudited basis net cash provided by operating activities before working capital adjustments, net cash used in investing activities and EBITDAX.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997        1998      1999
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
Net cash provided by (used in) operating activities before
  working capital adjustments...............................  $  37,534   $ 24,603   $  (101)
Net cash provided by (used in) investing activities.........   (164,275)   (39,216)   67,338
EBITDAX(1)..................................................     58,308     52,700    33,675

---------------

(1) EBITDAX is calculated as net income (loss) before extraordinary items, excluding interest expense and other debt expenses, income taxes, exploration expenses, depletion, depreciation, amortization, gain on sale of oil and gas properties, impairment of oil and gas properties and other non-cash charges of $0.6 million in 1999. EBITDAX is not a measure of cash flow as determined by generally accepted accounting principles ("GAAP"). The Company has included information concerning EBITDAX because EBITDAX is a measure used by certain investors in determining a company's historical ability to service its indebtedness. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP as an indicator of the Company's operating performance or liquidity. EBITDAX is not necessarily comparable to a similarly titled measure of another company.

     Capital Commitments. The Company's 2000 capital expenditure budget provides for $15.0 million to be expended on development drilling and exploratory activities primarily in south Louisiana and the shallow waters of the Gulf of Mexico. However, the Company's ability to fund its 2000 capital expenditure budget will depend on the actual amount of cash flow from operations and proceeds from oil and gas property sales.

     During 1999, the Company participated in drilling 14 gross (3.71 net) wells, of which 11 gross (2.74 net) wells have been completed. The Company, with its partners, continues exploration activities in south Louisiana and in the Gulf of Mexico. As of December 31, 1999, the Company was participating in the drilling of 1 gross (.50 net) well which was subsequently completed as a producing well.

     Year 2000. Year 2000 issues involved the potential disruption to systems, processes, and business practices that may have occurred if system hardware and software utilized by the Company, its vendors, and customers were unable to process year 2000 data. The Company has not incurred any business disruptions due to Year 2000 issues.

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

                                                               AVERAGE     AVERAGE
                                                              OIL PRICE   GAS PRICE
                                                               ($/BBL)     ($/MCF)
                                                              ---------   ---------
YEAR ENDED:
  December 31, 1999.........................................   $16.77       $2.12
  December 31, 1998.........................................    13.09        2.09
  December 31, 1997.........................................    19.34        2.27

     Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133 -- an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in commodity prices. The Company uses its Senior and Subordinated debt instruments to finance a significant portion of its operations. Prior to May 17, 1999, the Company had market risk exposure for interest rate changes related to its Credit Facility variable rate debt (see Note 1 in Notes to Consolidated Financial Statements). In the normal course of business the Company enters into hedging transactions, including natural gas and crude oil price swap agreements and natural gas basis swap agreements, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In 1999, the Company used price and basis swap agreements to reduce exposure to downward price fluctuations for its natural gas and crude oil production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and basis swap agreements and crude oil price swap agreements, the table presents notional amounts in Mmbtus and bbls at weighted average prices for contracts in place at December 31, 1999. The information presented below should be read in conjunction with Note 4 and Note 10 to the Consolidated Financial Statements (amounts in thousands unless otherwise indicated).

                                                        MATURITY DATE
                                     ----------------------------------------------------                           FAIR VALUE
                                        2000        2001      2002      2003       2004     THEREAFTER    TOTAL     @ 12/31/99
                                     ----------   --------   ------   --------   --------   ----------   --------   ----------
Fixed Debt:
  14.00% (Maturity)(1).............                          $4,120   $100,720                           $104,840    $102,743
  8.50% (Maturity).................  $    8,696                                                             8,696       8,696
  10.38% (Maturity)................                                                          $155,000     155,000      69,750
                                     ----------              ------   --------               --------    --------    --------
Total Maturity.....................  $    8,696              $4,120   $100,720               $155,000    $268,536    $181,189
                                     ==========              ======   ========               ========    ========    ========
Blended weighted average interest
  rate.............................        8.50%              14.00%     14.00%                 10.38%
Commodity price derivatives:
Price swaps:
  Notional amounts (Mmbtus)........   1,550,000
  Weighted average price...........  $     2.41
  Fair value at 12/31/99(2)........                                                                                  $    106
  (bbls)...........................      30,000
  Weighted average price...........  $    25.05
  Fair value at 12/31/99(2)........                                                                                  $    (83)

---------------

(1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.

(2) Represents estimated amounts to settle the contracts at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CONTOUR ENERGY CO. AND SUBSIDIARIES:
  Independent Auditors' Report..............................    28
  Consolidated Balance Sheets -- December 31, 1998 and
     1999...................................................    29
  Consolidated Statements of Income (Loss) -- For the years
     ended December 31, 1997, 1998 and 1999.................    30
  Consolidated Statements of Cash Flows -- For the years
     ended December 31, 1997, 1998 and 1999.................    31
  Consolidated Statements of Changes in Stockholders'
     Deficit -- For the years ended December 31, 1997, 1998
     and 1999...............................................    32
  Notes to Consolidated Financial Statements................    33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Contour Energy Co.:

     We have audited the accompanying consolidated balance sheets of Contour Energy Co. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), cash flows, and changes in stockholders' deficit for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
March 23, 2000

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
ASSETS:
  Cash and cash equivalents.................................  $   8,435   $  10,370
  Accounts receivable.......................................     18,071      18,389
  Accounts receivable -- drilling programs..................        624         199
  Prepaid expenses and other current assets.................      1,121       1,042
                                                              ---------   ---------
          Total current assets..............................     28,251      30,000
                                                              ---------   ---------
  Oil and gas properties, successful efforts method:
     Unproved properties, net...............................     38,293      22,260
     Properties subject to amortization.....................    496,686     428,116
  Pipelines and other transportation assets, at cost........      1,582       1,582
  Furniture, fixtures and equipment.........................      3,554       3,596
                                                              ---------   ---------
                                                                540,115     455,554
  Less: Accumulated depreciation, depletion and
     amortization...........................................   (283,660)   (289,798)
                                                              ---------   ---------
     Total property and equipment, net......................    256,455     165,756
  Restricted cash...........................................         --       7,500
  Other non-current assets, net.............................      1,491         526
                                                              ---------   ---------
          Total assets......................................  $ 286,197   $ 203,782
                                                              =========   =========
LIABILITIES:
  Accounts payable and accrued expenses.....................  $  33,113   $  25,207
  Accounts payable -- drilling programs.....................        272         115
  Current portion of long-term debt.........................     32,251       8,598
                                                              ---------   ---------
          Total current liabilities.........................     65,636      33,920
                                                              ---------   ---------
  Long term debt............................................    287,500     246,165
                                                              ---------   ---------
          Total liabilities.................................    353,136     280,085
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.50 par value, 2,000,000 shares
     authorized at December 31, 1998 and 1999; 1,733,628 and
     1,363,319 shares issued and outstanding at December 31,
     1998 and 1999, respectively (liquidation value $48,977
     and $41,824, respectively).............................      2,600       2,045
  Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 1998 and 1999; 12,602,224 and
     13,212,005 shares issued and outstanding at December
     31, 1998 and 1999, respectively........................      1,260       1,321
  Additional paid-in capital................................    300,653     301,516
  Accumulated deficit.......................................   (371,452)   (381,185)
                                                              ---------   ---------
          Total stockholders' deficit.......................    (66,939)    (76,303)
                                                              ---------   ---------
          Total liabilities and stockholders' deficit.......  $ 286,197   $ 203,782
                                                              =========   =========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
REVENUES:
  Oil and gas revenues......................................  $75,864   $ 79,150   $ 54,107
  Interest and other income.................................      274        505      1,974
  Gain on sale of properties................................       --         --     25,863
                                                              -------   --------   --------
  Total revenues............................................   76,138     79,655     81,944
                                                              -------   --------   --------
COSTS AND EXPENSES:
  Production expenses.......................................   10,955     19,878     15,541
  Exploration expenses......................................    5,433     12,034      5,736
  General and administrative expenses.......................    6,875      7,077      7,463
  Interest and other debt expenses..........................   25,071     33,333     38,002
  Depreciation, depletion and amortization..................   25,853     38,602     35,986
  Impairment of oil and gas properties......................       --     25,738         --
                                                              -------   --------   --------
  Total expenses............................................   74,187    136,662    102,728
                                                              -------   --------   --------
Income (loss) before income taxes and extraordinary item....    1,951    (57,007)   (20,784)
  Income taxes..............................................       --         --         --
                                                              -------   --------   --------
Net income (loss) before extraordinary item.................    1,951    (57,007)   (20,784)
  Extraordinary item........................................       --         --     11,051
                                                              -------   --------   --------
Net income (loss)...........................................    1,951    (57,007)    (9,733)
  Less: cumulative preferred stock dividends................   (4,582)    (4,550)    (4,207)
                                                              -------   --------   --------
Net loss applicable to common stock.........................  $(2,631)  $(61,557)  $(13,940)
                                                              =======   ========   ========
Basic and diluted loss per common share before extraordinary item......................................................  $  (.26)  $  (4.89)  $  (1.94)
                                                              =======   ========   ========
Basic and diluted loss per common share.....................  $  (.26)  $  (4.89)  $  (1.08)
                                                              =======   ========   ========
Weighted average common shares outstanding..................   10,076     12,578     12,871
                                                              =======   ========   ========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998       1999
                                                             ---------   --------   ---------
OPERATING ACTIVITIES:
  Net income (loss)........................................  $   1,951   $(57,007)  $  (9,733)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation, depletion and amortization..............     25,853     38,602      35,986
     Impairment of oil and gas properties..................         --     25,738          --
     Gain on sale of properties............................         --         --     (25,863)
     Exploration expenses..................................      5,433     12,034       5,736
     Accretion and amortization of other debt expenses.....      4,297      5,236       4,824
     Extraordinary gain....................................         --         --     (11,051)
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable and other
       current assets......................................     (1,297)     6,880         186
     Increase in other non-current assets..................     (1,203)      (526)       (493)
     Increase (decrease) in accounts payable and accrued
       expenses............................................      4,570     (8,655)     (8,063)
                                                             ---------   --------   ---------
  Net cash provided by (used in) operating activities......     39,604     22,302      (8,471)
                                                             ---------   --------   ---------
INVESTING ACTIVITIES:
  Capital expenditures.....................................    (53,140)   (56,579)    (15,204)
  Proceeds from sale of oil and gas properties.............         --     17,363      83,153
  Restricted cash investment...............................         --         --      (7,500)
  Acquisition of oil and gas properties....................   (111,135)        --          --
  Acquisition purchase price adjustment....................         --                  6,889
                                                             ---------   --------   ---------
  Net cash (used in) provided by investing activities......   (164,275)   (39,216)     67,338
                                                             ---------   --------   ---------
FINANCING ACTIVITIES:
  Proceeds from long term borrowings.......................    180,500    119,100       4,000
  Principal payments on long term borrowings...............    (82,700)  (118,900)   (115,500)
  Proceeds from sale of notes, net.........................         --     29,526     125,938
  Proceeds from sale of common stock, net..................     27,545        273          --
  Proceeds from conversion of preferred stock..............         --         (2)         --
  Retirement of notes......................................         --       (228)    (71,370)
  Dividends on preferred stock.............................     (4,582)    (4,582)         --
                                                             ---------   --------   ---------
  Net cash provided by (used in) financing activities......    120,763     25,187     (56,932)
                                                             ---------   --------   ---------
(Decrease) increase in cash and cash equivalents...........     (3,908)     8,273       1,935
Cash and cash equivalents, beginning of period.............      4,070        162       8,435
                                                             ---------   --------   ---------
Cash and cash equivalents, end of period...................  $     162   $  8,435   $  10,370
                                                             =========   ========   =========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           ADDITIONAL
                                                      PREFERRED   COMMON    PAID IN     ACCUMULATED
                                                        STOCK     STOCK     CAPITAL       DEFICIT
                                                      ---------   ------   ----------   -----------
Stockholders' deficit at January 1, 1997............   $2,618     $ 983     $273,096     $(307,232)
Issuance of 27,000 shares of common stock in Contour
  Transaction.......................................       --       270       26,730            --
Issuance of 415 shares of common stock pursuant to
  employee incentive stock options..................       --         4          541            --
Preferred stock dividends...........................       --        --           --        (4,582)
Net income..........................................       --        --           --         1,951
                                                       ------     ------    --------     ---------
  BALANCE AT DECEMBER 31, 1997......................    2,618     1,257      300,367      (309,863)
                                                       ------     ------    --------     ---------
Conversion of 11,815 shares of preferred stock into
  40,976 shares of common stock.....................      (18)        1           17            --
Issuance of 272,166 shares of common stock pursuant
  to employee incentive stock options...............       --         2          269            --
Preferred stock dividends...........................       --        --           --        (4,582)
Net loss............................................       --        --           --       (57,007)
                                                       ------     ------    --------     ---------
  BALANCE AT DECEMBER 31, 1998......................    2,600     1,260      300,653      (371,452)
                                                       ------     ------    --------     ---------
Conversion of 1,676 shares of preferred stock into
  582 shares of common stock........................       (2)       --            2            --
Issuance of 56,250 shares of common stock pursuant
  to employee incentive stock options...............       --         6           (6)           --
Conversion of 368,633 shares of preferred stock into
  552,950 shares of common stock pursuant to tender
  offer.............................................     (553)       55          498            --
Issuance of restricted stock........................       --        --          369            --
Net loss............................................       --        --           --        (9,733)
                                                       ------     ------    --------     ---------
  BALANCE AT DECEMBER 31, 1999......................   $2,045     $1,321    $301,516     $(381,185)
                                                       ======     ======    ========     =========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- INDUSTRY CONDITIONS AND LIQUIDITY

     In 1999, Contour Energy Co. (formerly Kelley Oil & Gas Corporation) ("the Company") undertook several strategic actions in response to the severe downturn in the industry in 1998 caused by low commodity prices and the closing of the capital markets to smaller oil and gas companies. These actions, described below, were designed to increase the near-term liquidity of the Company, provide capital for its ongoing capital expenditure programs and establish a stronger base for future growth.

     In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana ("Phillips Transaction"). Pursuant to the agreement, the Company
(1) received an $83 million cash payment (2) retained a 42 Bcf, 8-year volumetric overriding royalty interest (the "VORI") and a 1% override on the excess of production above such royalty interest and (3) retained 25% of its working interest in the Cotton Valley formation. In addition, Phillips, will at its risk and expense, operate, develop, exploit and explore the properties thereby relieving the Company of significant operating, exploration and development costs in the future. The transaction closed on May 17, 1999. The Company recognized a gain of approximately $25.9 million in 1999 related to this transaction.

     In April 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the sale to Phillips and guaranteed by three entities wholly-owned by the Company. In accordance with the Notes indenture, on June 30, 1999, the Company funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

     On May 17, 1999, the Company funded $28.5 million to repurchase $46.1 million of the outstanding principal amounts of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (collectively, the "Securities") at a price equal to $590 per $1,000 principal amount (not including accrued interest paid of $1.2 million).

     In addition, on May 17, 1999 the Company repaid all borrowings outstanding under its revolving credit facility of $115.5 million plus accrued interest and terminated the revolving credit facility and funded cash collateral for a $1.5 million letter of credit which was subsequently increased to $7.5 million. The Company used net proceeds remaining from the transactions for general corporate purposes. In 1999, the Company recognized an extraordinary gain of $11.1 million related to debt repurchases and refinancings, comprised of: (i) a net gain on the Securities tender offer and other debt retirements of $16.0 million, reduced by, (ii) a $1.4 million premium on the $35 million Notes repurchase and the proportionate write-off of debt issue costs of $2.4 million and (iii) the write-off of credit facility debt issue costs of $1.1 million.

     The remaining outstanding amounts of the Company's 8 1/2% Convertible Subordinated Debentures of $8.4 million (including the effect of $0.3 million of retirements in the first quarter of 2000) are due on April 1, 2000. In addition, the Company has interest payments due in April and October, 2000 of $15.7 million and $15.4 million, respectively. In March 2000, the Company sold a portion of the VORI (the "VORI Sale"). The net proceeds from the sale approximated $20 million. Since the portion of the VORI sold (approximately
16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003.

     The Company has received the benefits of a general increase in the level of commodity prices over the past several months. The Company believes that this increase, combined with the cash on hand subsequent to the sale of a portion of the VORI will sustain its operations over the near term. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, the Company continues to have significant

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, the Company does not have ready access to incremental sources of capital to supplement its operational requirements. The combination of the factors described herein and industry conditions beyond its control, may adversely offset the Company's financial condition, results of operations and cash flows.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Operations. Contour Energy Co. (formerly Kelley Oil & Gas Corporation), a Delaware Corporation, its corporate subsidiaries and proportionate partnership interests are referred to herein as the "Company". The Company is an independent oil & gas company engaged in the exploration, development and acquisition of domestic oil and gas properties, principally in the Gulf Coast region and northern Louisiana.

     Principles of Consolidation. The consolidated financial statements include the accounts of (i) the Company, (ii) its corporate subsidiaries, all of which are wholly-owned, and (iii) the Company's indirect 100% owned partnership, Kelley Operating Company, Ltd., and (iv) its proportionate interest in development drilling programs sponsored by Kelley Oil Corporation to conduct drilling operations on properties of Kelley Operating Company, Ltd. ("1992 DDP" and "1994 DDP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash payments attributable to interest on all indebtedness aggregated $19.6 million, $26.5 million and $34.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, payables, long term debt and commodity derivatives (see Note 10). As of December 31, 1999, the estimated fair value of the Company's long-term debt was $181.2 million. The fair value of such long-term debt has been based on estimated market prices indicative of potential transactions between a "willing buyer" and a "willing seller". The carrying amount of the Company's other financial instruments approximates fair value.

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

     Unproved leasehold costs are capitalized and are not amortized pending an evaluation of the exploration results. If unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. If unproved properties are determined not to be productive, or if such properties have been otherwise impaired, the excess carrying value is charged to expense. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense. The Company recognized non-cash impairment charges of $4.1 million related to unproved properties for the year ended December 31, 1998.

     The Company's proved oil and gas properties are reviewed for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. As a levels. In addition, the Company continues to have significant result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Company performed an assessment of the fair value of its oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Company recognized noncash impairment charges against the carrying values of its proved oil and gas properties aggregating $21.6 million for the year ended December 31, 1998.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

     Income Taxes. Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Oil and Gas Revenues. The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's production entitlement. Revenues from gas marketing, net of cost of gas sold, are included in oil and gas revenues and amounted to $2.8 million, $1.3 million and $1.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     Earnings per Share. The basic loss per common share before extraordinary item and the basic loss per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively, cumulative preferred stock dividends, whether or not declared, less the excess of the fair value of the Company's preferred stock exchange offer (see Note 5) over the fair value of the original terms ($1.6 million at July 28, 1999), divided by the weighted average number of common shares outstanding during the respective years. The extraordinary gain per common share for the year ended December 31, 1999 was $.86. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible subordinated debentures and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the years ended December 31, 1997, 1998 and 1999, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities which could impact EPS in the future include stock options granted to employees to purchase 0.4 million common shares, the Company's 8 1/2% Convertible Subordinated Debentures which can be converted into 45 thousand common shares and the Company's $2.625 Convertible Preferred Stock ("Preferred Stock") which can be can be converted into 0.5 million common shares.

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

     Derivatives and Hedging Activities. See Note 10 for a discussion of the Company's accounting policies related to hedging activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 1999, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income.

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

     Changes in Presentation. Certain financial statement items in 1997 and 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 -- ACQUISITION OF OIL AND GAS PROPERTIES

     SPR Acquisition. On December 1, 1997, the Company purchased from SCANA Petroleum Resources, Inc. ("SPR") substantially all of SPR's assets, including its oil and gas properties, exploratory leasehold interests and associated obligations, in exchange for approximately $110 million ("SPR Acquisition"), subject to adjustment as provided by the Purchase and Sale Agreement between the Company and SPR. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets acquired based on estimated fair values at the date of acquisition. The operating results of the assets acquired from SPR have been included in Contour's Statements of Income (Loss) since December 1, 1997. The pro forma information shown below assumes that the acquisition occurred at the beginning of 1997. Adjustments have been made to reflect changes in the Company's results from the revenues and direct operating expenses of the producing properties acquired from SPR, additional interest expense to finance the acquisition, depreciation, depletion and amortization based on assigned fair values to the assets acquired and general and administrative expenses incurred from hiring additional employees. The unaudited pro forma financial data are not necessarily indicative of financial results that would have occurred had the SPR Acquisition occurred January 1, 1997, and should not be viewed as indicative of operations in future periods.

                                                                     (UNAUDITED)
                                                               -----------------------
                                                               YEAR ENDED DECEMBER 31,
                                                                        1997
                                                               -----------------------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Revenues....................................................          $112,142
Income (loss) before extraordinary item.....................             1,315
Net income (loss)...........................................             1,315
Loss per common share.......................................             (0.30)

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 4 -- LONG TERM DEBT

     Long Term Debt. The Company's long term debt at December 31, 1998 and 1999 is comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
14% Senior Secured Notes....................................  $      0   $ 94,930
Bank credit facilities......................................   111,500          0
13 1/2% Senior Notes........................................       435          0
10 3/8% Senior Subordinated Notes...........................   150,662    151,235
7 7/8% Convertible Subordinated Notes.......................    31,816          0
8 1/2% Convertible Subordinated Debentures..................    25,338      8,598
                                                              --------   --------
                                                               319,751    254,763
Less current maturities.....................................   (32,251)    (8,598)
                                                              --------   --------
                                                              $287,500   $246,165
                                                              ========   ========

     14% Senior Secured Notes. In April 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes (the "Notes"). The Notes are secured by a first lien on substantially all of the Company's proved oil and natural gas properties remaining after the Phillips Transaction and guaranteed by three entities wholly-owned by the Company. In accordance with the Notes indenture, on June 30, 1999, the Company funded $37.5 million to repurchase $35 million principal amount of the Notes at a repurchase price equal to 104% of the principal amount, plus accrued and unpaid interest and commitment fees to the date of the repurchase.

     In September 1999, the Company completed an exchange of publicly registered 14% Senior Secured Notes, Series B for all of the then outstanding Series A notes. The Series B notes are substantially identical to the Series A notes. The Notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of their stated principal amount. The Notes are redeemable at the Company's option on or after April 15, 2001 at 105% of the stated principal amount. Beginning July 15, 2002, and thereafter on a quarterly basis, the Company will be obligated to redeem $2.0 million of the stated principal amount of the Notes at a redemption price equal to 103% of the stated principal amount. The Company will be obligated to offer to repurchase a portion of the Notes at a repurchase price equal to 104% of the stated principal amount if the Company's oil and gas revenues, as determined by independent petroleum engineers on a quarterly basis, fall below defined levels. In the event of certain other asset sales, the Company will be obligated to repurchase a portion of the Notes at a repurchase price equal to 105% of the stated principal amount. Upon a change of control, as defined, the Company is obligated to offer to repurchase each holder's Notes at a repurchase price equal to 101% of the stated principal amount. The indenture for the notes contains conditions and limitations, including but not limited to, restrictions on (1) payments of cash dividends, (2) redemptions of capital stock for cash, (3) repayments of subordinated indebtedness with cash and (4) making investments, including capital expenditures.

     Interest expense on the Notes is payable semi-annually on each April 15 and October 15. The Company is recognizing interest expense using an effective rate of 15.3%.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In May 1998, the Company sold $30.0 million principal amount of the Company's 10 3/8% Senior Subordinated Notes due 2006, Series C ("Series C Notes") at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Company's bank credit facility. The Series C Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining ratably from 105.19% on October 15, 2001 to 100% at October 15, 2003 and thereafter. The Company may redeem up to 35% of the original principal amount of the Series C Notes before October 15, 1999 at 110.38% with the proceeds of an equity offering (provided that either at least $18.0 million aggregate principal amount of such notes remains outstanding or such redemption retires such notes in their entirety). The Series C Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holders of the Series C Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined. Kelley Oil Corporation, a wholly owned subsidiary of the Company, and Kelley Operating Company, Ltd., an indirect wholly owned partnership of the Company, are guarantors of the Series C Notes.

     The Series C Notes were sold pursuant to Rule 144A of the Securities Act of 1933. In issuing the Series C Notes, the Company agreed to use its best efforts to register under the Securities Act notes identical in terms to the Series C Notes ("Series D Notes"). The Company completed the exchange of the Series C Notes for the Series D Notes on November 12, 1998.

     7 7/8% Convertible Subordinated Notes and 8 1/2% Convertible Subordinated Debentures. In December 1999, the Company paid off the remaining principal of $3.5 million and interest of $0.1 million on its outstanding 7 7/8% Convertible Subordinated Notes. At December 31, 1999, the Company had outstanding 8 1/2% Convertible Subordinated Debentures due April 1, 2000 (the "8 1/2% Subordinated Debentures") in the aggregate principal amount of $8.6 million (the "Subordinated Debt"). Each $1,000 face value amount of the 8 1/2% Subordinated Debentures is convertible into 5.1864 shares of the Company's Common Stock or
2.5932 shares of the Company's Common Stock and 5.411 shares of Preferred Stock. In the fourth quarter of 1999, the Company retired $1.0 million face amount of its 8 1/2% Subordinated Debentures. The settlement payments included principal amounts of $0.9 million and accrued interest of $10,000 and the fourth quarter of 1999 includes an extraordinary gain of $0.1 million for these transactions. In the first quarter of 2000, the Company retired $0.3 million face amount of its 8 1/2% Subordinated Debentures. The settlement payments included principal amounts of $0.2 million and accrued interest of $7,000.

     Debt Maturities. The Company has aggregate debt maturities of $8.7 million in 2000, $4.1 million in 2002, $100.7 million in 2003 and $155.0 million in 2006.

NOTE 5 -- STOCKHOLDERS' DEFICIT

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

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     On August 30, 1999, at market close, the Company's shares of common stock and convertible Preferred Stock, which traded under the symbols of CONCC and CONCP, were delisted from the Nasdaq SmallCap Market. These actions were taken as a result of the Company's failure to meet the requirements for continued listing on this exchange. On August 31, 1999, at market open, the Company's stock began trading on the OTC Bulletin Board under the symbols of CONC and CONCP.

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

     Preferred Stock. The Company is authorized to issue up to 2 million shares of $1.50 par value preferred stock. At December 31, 1998, 1,733,628 shares of preferred stock were outstanding. On June 28, 1999, the Company began an offer to exchange 15 shares of its common stock (or 1.5 shares on a post-split basis) for each share of its $2.625 convertible exchangeable preferred stock ("Preferred Stock"). Pursuant to the exchange offer, 368,633 shares of Preferred Stock were tendered representing approximately 21% of the total Preferred Stock outstanding. In July 1999, the shares were exchanged for 552,950 shares of newly issued common stock of the Company (after giving effect to the 1 for 10 reverse stock split), increasing the Company's shares of outstanding common stock to approximately 13.2 million. With the exchange, the Company eliminated dividend arrearages of approximately $1.5 million.

     In January 1996, the Company suspended the payment of the quarterly Preferred Stock dividend scheduled for February 1, 1996 to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998, May 1, 1998, August 1, 1998, November 1, 1998, February 1, 1999, May 1, 1999, August 1, 1999, November 1, 1999 and
February 1, 2000, aggregating approximately $8.1 million (after giving effect to the preferred stock exchange in the third quarter of 1999), covering nine quarters. Future dividends on the Preferred Stock are prohibited under the indenture governing the Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive. Since the Company has not paid dividends on the Preferred Stock for a period of nine quarters, the holders of the Preferred Stock, as a group, have the right to elect two additional directors to the Company's Board of Directors. See "Legal Proceedings."

     Each share of Preferred Stock is convertible, at the holder's option, into .347 shares of Common Stock, equivalent to a conversion price of $7.20 per share of Common Stock relative to the $25 per share liquidation preference of the Preferred Stock (the "Preferred Conversion Price").

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Restricted Stock. In June 1999, the Company issued 56,250 shares (after giving effect to the 1 for 10 reverse stock split) of restricted common stock to three executives as compensation for services. The restrictions expired in 1999. The Company recorded compensation expense and additional paid in capital based on the fair market value of the shares issued.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 6 -- EMPLOYEE STOCK PLANS

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

     Stock option activity for the Company during 1997, 1998 and 1999 was as follows:

                                              1997                 1998                 1999
                                       ------------------   ------------------   ------------------
                                                 WEIGHTED             WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE             EXERCISE
                                       OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
OPTIONS IN THOUSANDS                   -------   --------   -------   --------   -------   --------
Stock options outstanding, beginning
  of year............................    459      $16.30      460      $17.50      450      $18.70
  Granted............................     48       26.10       72       22.00      215        5.80
  Exercised..........................    (41)      13.10      (27)      10.00       --          --
  Surrendered or expired.............     (6)      26.20      (55)      17.30     (273)      17.30
                                         ---                  ---                 ----
Stock options outstanding, end of
  year...............................    460      $17.50      450      $18.70      392      $12.60
                                         ===      ======      ===      ======     ====      ======

     At December 31, 1999, approximately 0.4 million shares were available for future option grants.

     The following table summarizes information about the options outstanding at December 31, 1999:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                 ---------------------------------------------   --------------------------
                           WEIGHTED AVERAGE
                              REMAINING
   RANGE OF                CONTRACTUAL LIFE   WEIGHTED AVERAGE             WEIGHTED AVERAGE
EXERCISE PRICE   OPTIONS       (YEARS)         EXERCISE PRICE    OPTIONS    EXERCISE PRICE
--------------   -------   ----------------   ----------------   -------   ----------------
$ 3.44-10.00..     255           9.4               $ 7.00          13           $10.00
$17.50-25.60..     127           6.9                22.00          88            21.70
$27.20-41.30..      10           4.6                35.40           8            36.70

     The weighted average fair value of options granted during 1997, 1998 and 1999 was $15.10, $14.60 and $4.63, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 6.4% for 1997, 5.2% for 1998 and 6.6% for 1999; an expected volatility of 60% for 1997, 78% for 1998 and 106% for 1999; expected life of five years and no dividend yield for all three years.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized based upon the fair market value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based compensation", the Company's net loss and earnings per share for the years ended December 31, 1997, 1998 and 1999 would have been as reflected in the pro forma amounts indicated below:

                                                          1997      1998       1999
                                                         ------   --------   --------
Net income (loss) before extraordinary item (in
  thousands)...........................................  $1,319   $(57,708)  $(21,153)
Loss per common share before extraordinary item........    (.03)      (.49)     (1.97)
Net income (loss) (in thousands).......................  $1,319   $(57,708)  $(10,102)
Loss per common share..................................    (.03)      (.49)     (1.11)

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     ESOP/401K. Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For 1997, 1998 and 1999, the Company made matching contributions totaling $0.2 million, $0.3 million and $0.2 million, respectively.


NOTE 7 -- INCOME TAXES

     The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1997, 1998 and 1999:

                                                          1997       1998      1999
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Income (loss) before income taxes......................  $ 1,951   $(57,007)  $(9,733)
                                                         -------   --------   -------
Income tax expense (benefit) computed at statutory
  rates................................................      663    (19,382)   (3,309)
  Increase (decrease) in valuation allowance...........   (1,158)    18,735    (3,150)
Permanent differences:
  Nondeductible expenses...............................      708        700       378
  Other -- net.........................................     (213)       (53)     (504)
                                                         -------   --------   -------
     Tax expense (benefit).............................  $    --   $     --   $    --
                                                         =======   ========   =======

     No federal income taxes were paid for the years ended December 31, 1997, 1998 and 1999.

     The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                                       1998        1999
                                                     ---------   ---------
                                                         (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depletion, depreciation and
     capitalization methods on oil and gas
     properties...................................   $      --   $      --
Deferred tax assets:
  Book over tax depletion, depreciation and
     capitalization methods on oil and gas
     properties...................................      37,430      40,624
  Net operating loss carryforwards................      77,741      77,721
  Charitable contribution carryforwards...........          54          30
  Alternative minimum tax credit carryforwards....          21          21
  Valuation allowance.............................    (115,246)   (118,396)
                                                     ---------   ---------
  Total deferred tax assets.......................          --          --
                                                     ---------   ---------
Net deferred tax liability........................   $      --   $      --
                                                     =========   =========

     Net Operating Loss Carryforwards and Alternative Minimum Tax Credits. As of December 31, 1999, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


$229 million, which expire in 2000 through 2019, and net operating loss carryforwards for alternative minimum tax purposes of approximately $218 million, which expire in 2008 through 2019. Due to previous ownership changes, future utilization of the net operating loss carry forwards will be limited by Internal Revenue Code section 382.

NOTE 8 -- RELATED PARTY TRANSACTIONS

     The 1994 DDP. In February 1994, the Company sponsored 1994 Development Drilling Program (the "1994 DDP") completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. As of December 31, 1999, the Company owned 19.2 million units (91.9%) in the 1994 DDP, together with its 3.94% general partner interest.

     The 1992 DDP. During November 1992, the Company sponsored 1992 development Drilling Program (the "1992 DDP") completed a public offering of 16.0 million units of limited and general partner interests at $3.00 per unit. As of December 31, 1998, Kelley Oil owned 13.4 million units (83.7%) in the 1992 DDP, together with its 3.94% general partner interest. As of December 31, 1999, the 1992 DDP was indebted to Kelley Oil for loans aggregating $0.2 million ($26,000, net of intercompany eliminations). The Company recorded interest income on this indebtedness of $27,000 in 1999, net of intercompany eliminations.

     Reimbursements from Affiliated Programs. The Company is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, aggregated $0.1 million in each of 1997, 1998 and 1999.

     Advisory Fees. In connection with the Contour Transaction, the Company entered into an agreement (the "Advisory Agreement") with Bessemer Partners & Co. ("BPCO"), an affiliate of Bessemer, providing for the engagement of BPCO to provide the Company with financial advisory services. Under the Advisory Agreement, BPCO has provided certain financial advisory services. For its services under the Advisory Agreement, BPCO received an advisory fee of $2.0 million at the closing of the Contour Transaction and $500,000 in each of December 1997, 1998 and 1999, and will receive an additional $500,000 in each December of 2000 and 2001. In addition, BPCO is entitled to reimbursement of expenses incurred in connection with rendering advisory services. The Company also has agreed to indemnify BPCO and its affiliates against certain liabilities under the Advisory Agreement.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Significant Customers. Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. During 1999, natural gas sales to three purchasers accounted for 35%, 28% and 26% of the Company's total sales. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

     Litigation. The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial statements of the Company.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Leases. The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1997, 1998 and 1999 were $0.8 million, $0.6 million and $0.6 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

                                                         (IN THOUSANDS)
2000...................................................      $  670
2001...................................................         328
2002...................................................          10
2003...................................................           2
2004...................................................          --
                                                             ------
Total..................................................      $1,010
                                                             ======

     The terms of the Company's office space lease provide that the Company may terminate its rental obligation upon six months notice and incurring a maximum obligation of $0.2 million.

NOTE 10 -- HEDGING ACTIVITIES

     The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, the Company used price and basis swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and oil. Basis swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a variable indexed price and the price it receives from the sale of natural gas production, and are used to hedge against unfavorable price movements in the relationship between such variable indexed price and the price received for such production. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. Additionally, the Company must provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

     Through natural gas price swap agreements, the Company hedged approximately 65%, 49% and 50% of its natural gas production for 1997, 1998 and 1999, respectively, at average NYMEX quoted price of $2.35, $2.31 and $2.17 per Mmbtu, respectively, before transaction and transportation costs. As of December 31, 1999, 1,550,000 Mmbtu's of natural gas production for 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.41 per Mmbtu before transaction and transportation costs. Additional hedging activities since December 31, 1999 have increased the volumes hedged in 2000 to 8,900,000 Mmbtus of natural gas at an average NYMEX quoted price of $2.56 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Company hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00 per bbl, before transaction and transportation costs. No crude oil production was hedged in either 1997 or 1998. As of December 31, 1999, 30,000 bbls of crude oil production for January 2000 through March 2000 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.05 per bbl before transaction and transportation costs. Additional hedging activities since December 31, 1999 have increased the volumes hedged in 2000 to 182,500 bbls of crude oil production at an average NYMEX quoted price of $26.21 per bbl before transaction and transportation costs. Hedging activities decreased crude oil and natural gas revenues by approximately $4.2 million in 1997 and $0.2 million in 1999, respectively, and increased such revenues by approximately $3.5 million in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 1999, the unrealized gain on the Company's existing hedging instruments for future production months in 2000 approximated $23,000.

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

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 11 -- GUARANTOR FINANCIAL STATEMENTS

     Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

          1. Consolidating condensed balance sheets as of December 31, 1998 and 1999, consolidating condensed statements of income (loss) for each of the years ended December 31, 1997, 1998 and 1999 and consolidating condensed statements of cash flows for each of the years ended December 31, 1997, 1998 and 1999.

          2. Contour Energy Co. (the "Parent"), combined Guarantor Subsidiaries (other than Concorde), Concorde and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

          3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                 COMBINED                  COMBINED
                                                GUARANTOR                NON-GUARANTOR
                                    PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   --------   -------------   ------------   ------------
ASSETS:
  Current assets.................  $ 424,609    $ 212,946      $7,863       $ 2,996       $(620,163)      $ 28,251
  Property and equipment, net....         --      243,927          --        14,008          (1,480)       256,455
  Other non-current assets,
     net.........................   (165,642)      18,611          --            --         148,522          1,491
                                   ---------    ---------      ------       -------       ---------       --------
          Total assets...........  $ 258,967    $ 475,484      $7,863       $17,004       $(473,121)      $286,197
                                   =========    =========      ======       =======       =========       ========
LIABILITIES AND STOCKHOLDERS'
  DEFICIT:
  Current liabilities............  $  38,406    $ 641,113      $3,646       $ 2,635       $(620,164)      $ 65,636
  Long-term debt.................    287,500           --          --            --              --        287,500
  Stockholders' deficit..........    (66,939)    (165,629)      4,217        14,369         147,043        (66,939)
                                   ---------    ---------      ------       -------       ---------       --------
          Total liabilities and
            stockholders'
            deficit..............  $ 258,967    $ 475,484      $7,863       $17,004       $(473,121)      $286,197
                                   =========    =========      ======       =======       =========       ========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                 COMBINED                  COMBINED
                                                GUARANTOR                NON-GUARANTOR
                                    PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------   ------------   --------   -------------   ------------   ------------
ASSETS:
  Current assets.................  $ 334,360    $ 128,855      $6,317       $  737        $(440,269)      $ 30,000
  Property and equipment, net....         --      161,107          --        6,141           (1,492)       165,756
  Restricted cash................         --        7,500          --           --               --          7,500
  Other non-current assets,
     net.........................   (149,279)      11,540          --           --          138,265            526
                                   ---------    ---------      ------       ------        ---------       --------
          Total assets...........  $ 185,081    $ 309,002      $6,317       $6,878        $(303,496)      $203,782
                                   =========    =========      ======       ======        =========       ========
LIABILITIES AND STOCKHOLDERS'
  DEFICIT:
  Current liabilities............  $  15,219    $ 456,789      $1,501       $  680        $(440,269)      $ 33,920
  Long term debt.................    246,165           --          --           --               --        246,165
  Stockholders' deficit..........    (76,303)    (147,787)      4,816        6,198          136,773        (76,303)
                                   ---------    ---------      ------       ------        ---------       --------
          Total liabilities and
            stockholders'
            deficit..............  $ 185,081    $ 309,002      $6,317       $6,878        $(303,496)      $203,782
                                   =========    =========      ======       ======        =========       ========

              CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                  COMBINED                  COMBINED
                                                 GUARANTOR                NON-GUARANTOR
                                      PARENT    SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   --------   -------------   ------------   ------------
Revenues...........................  $      8     $ 57,064      $2,883       $16,625        $   (442)      $ 76,138
Costs and expenses.................   (27,196)     (36,975)       (962)       (9,367)            313        (74,187)
Equity in earnings of
  subsidiaries.....................    29,139        9,179          --            --         (38,318)            --
                                     --------     --------      ------       -------        --------       --------
          Net income (loss)........  $  1,951     $ 29,268      $1,921       $ 7,258        $(38,447)      $  1,951
                                     ========     ========      ======       =======        ========       ========

              CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                 COMBINED                  COMBINED
                                                GUARANTOR                NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   --------   -------------   ------------   ------------
Revenues..........................  $    (18)    $ 69,958     $ 1,425       $ 8,290        $    --       $  79,655
Costs and expenses................   (33,893)     (94,457)     (1,053)       (6,689)          (570)       (136,662)
Equity in earnings of
  subsidiaries....................   (23,096)       1,973          --            --         21,123              --
                                    --------     --------     -------       -------        -------       ---------
          Net income (loss).......  $(57,007)    $(22,526)    $   372       $ 1,601        $20,553       $ (57,007)
                                    ========     ========     =======       =======        =======       =========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

              CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                           COMBINED                  COMBINED
                                          GUARANTOR                NON-GUARANTOR
                               PARENT    SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                              --------   ------------   --------   -------------   -------------   ------------
Revenues....................  $     --     $ 75,145      $1,450       $ 6,324        $   (975)      $  81,944
Costs and expenses..........   (38,616)     (61,190)       (851)       (3,034)            963        (102,728)
Equity in earnings of
  subsidiaries..............    17,832        3,889          --            --         (21,721)             --
Extraordinary item..........    11,051           --          --            --              --          11,051
                              --------     --------      ------       -------        --------       ---------
          Net income
            (loss)..........  $ (9,733)    $ 17,844      $  599       $ 3,290        $(21,733)      $  (9,733)
                              ========     ========      ======       =======        ========       =========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                          COMBINED                  COMBINED
                                         GUARANTOR                NON-GUARANTOR
                             PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                            ---------   ------------   --------   -------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income..............  $   1,951    $  29,268     $ 1,921      $  7,258        $(38,447)     $   1,951
  Non-cash income (loss)
     adjustments..........    (24,842)      16,880           1         5,097          38,447         35,583
  Changes in operating
     assets and
     liabilities..........    (97,813)     105,584      (2,801)       (2,900)             --          2,070
                            ---------    ---------     -------      --------        --------      ---------
Net cash provided by (used
  in) operating
  activities..............   (120,704)     151,732        (879)        9,455              --         39,604
                            ---------    ---------     -------      --------        --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures....         --      (51,592)         --        (1,548)             --        (53,140)
  Acquisition of oil and
     gas properties.......         --     (111,135)         --            --              --       (111,135)
  Capital contributed to
     partnerships.........         --       (5,819)         --            --           5,819             --
  Distributions from
     partnerships.........         --       14,014          --            --         (14,014)            --
                            ---------    ---------     -------      --------        --------      ---------
Net cash used in investing
  activities..............         --     (154,532)         --        (1,548)         (8,195)      (164,275)
                            ---------    ---------     -------      --------        --------      ---------
FINANCING ACTIVITIES:
  Net proceeds on long
     term borrowings......     97,800           --          --            --              --         97,800
  Proceeds from sale of
     common stock, net....     27,545           --          --            --              --         27,545
  Distributions to
     partners.............         --           --          --       (14,014)         14,014             --
  Capital contributed by
     partners.............         --           --          --         5,819          (5,819)            --
  Dividends on preferred
     stock................     (4,582)          --          --            --              --         (4,582)
                            ---------    ---------     -------      --------        --------      ---------
Net cash provided by (used
  in) financing
  activities..............    120,763           --          --        (8,195)          8,195        120,763
                            ---------    ---------     -------      --------        --------      ---------
Increase (decrease) in
  cash and cash
  equivalents.............         59       (2,800)       (879)         (288)             --         (3,908)
Cash and cash equivalents,
  beginning of period.....         58        2,804         879           329              --          4,070
                            ---------    ---------     -------      --------        --------      ---------
Cash and cash equivalents,
  end of period...........  $     117    $       4     $    --      $     41        $     --      $     162
                            =========    =========     =======      ========        ========      =========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                               COMBINED                  COMBINED
                                              GUARANTOR                NON-GUARANTOR
                                  PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ---------   ------------   --------   -------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)............  $ (57,007)    $(22,526)     $ 372        $ 1,601        $ 20,553      $ (57,007)
  Non-cash income (loss)
     adjustments...............     28,109       70,144         --          3,687         (20,553)        81,387
  Changes in operating assets
     and liabilities...........      3,869       (7,976)      (372)         2,401              --         (2,078)
                                 ---------     --------      -----        -------        --------      ---------
Net cash provided by (used in)
  operating activities.........    (25,029)      39,642         --          7,689              --         22,302
                                 ---------     --------      -----        -------        --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures.........         --      (56,579)        --             --              --        (56,579)
  Proceeds from sale of
     property..................         --       17,363         --             --              --         17,363
  Distributions from
     partnerships..............         --        7,730         --             --          (7,730)            --
                                 ---------     --------      -----        -------        --------      ---------
Net cash used in investing
  activities...................         --      (31,486)        --             --          (7,730)       (39,216)
                                 ---------     --------      -----        -------        --------      ---------
FINANCING ACTIVITIES:
  Payments on long term
     borrowings................   (118,900)          --         --             --              --       (118,900)
  Net proceeds on long term
     borrowings................    119,100           --         --             --              --        119,100
  Redemption on subordinated
     notes.....................       (228)          --         --             --              --           (228)
  Proceeds from sale of common
     stock.....................        273           --         --             --              --            273
  Proceeds from conversion of
     preferred.................         (2)          --         --             --              --             (2)
  Proceeds from sale of common
     stock, net................     29,526           --         --             --              --         29,526
  Distributions to partners....         --           --         --         (7,730)          7,730             --
  Dividends on preferred
     stock.....................     (4,582)          --         --             --              --         (4,582)
                                 ---------     --------      -----        -------        --------      ---------
Net cash provided by (used in)
  financing activities.........     25,187           --         --         (7,730)          7,730         25,187
                                 ---------     --------      -----        -------        --------      ---------
Increase (decrease) in cash and
  cash equivalents.............        158        8,156         --            (41)             --          8,273
Cash and cash equivalents,
  beginning of period..........        117            4         --             41              --            162
                                 ---------     --------      -----        -------        --------      ---------
Cash and cash equivalents, end
  of period....................  $     275     $  8,160      $  --        $    --        $     --      $   8,435
                                 =========     ========      =====        =======        ========      =========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                               COMBINED                  COMBINED
                                              GUARANTOR                NON-GUARANTOR
                                  PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ---------   ------------   --------   -------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)............  $  (9,733)    $ 17,844      $ 599       $  3,290        $(21,733)     $  (9,733)
  Non-cash income (loss)
     adjustments...............    (24,059)      13,267         --         (1,309)         21,733          9,632
  Changes in operating assets
     and liabilities...........     90,461      (98,536)      (599)           304              --         (8,370)
                                 ---------     --------      -----       --------        --------      ---------
Net cash provided by (used in)
  operating activities.........     56,669      (67,425)        --          2,285              --         (8,471)
                                 ---------     --------      -----       --------        --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures.........         --      (14,953)        --           (251)             --        (15,204)
  Proceeds from sale of
     property..................         --       73,727         --          9,426              --         83,153
  Restricted cash investment...         --       (7,500)        --             --              --         (7,500)
  Acquisition purchase price
     adjustment................         --        6,889         --             --              --          6,889
  Distributions from
     partnerships..............         --       11,460         --             --         (11,460)            --
                                 ---------     --------      -----       --------        --------      ---------
Net cash used in investing
  activities...................         --       69,623         --          9,175         (11,460)        67,338
                                 ---------     --------      -----       --------        --------      ---------
FINANCING ACTIVITIES:
  Net payments on long term
     borrowings................   (111,500)          --         --             --              --       (111,500)
  Proceeds from sale of notes,
     net.......................    125,938           --         --             --              --        125,938
  Redemption of subordinated &
     senior notes..............    (34,865)          --         --             --              --        (34,865)
  Distributions to partners....         --           --         --        (11,460)         11,460             --
  Redemption of senior secured
     notes.....................    (36,505)          --         --             --              --        (36,505)
                                 ---------     --------      -----       --------        --------      ---------
Net cash provided by (used in)
  financing activities.........    (56,932)          --         --        (11,460)         11,460        (56,932)
                                 ---------     --------      -----       --------        --------      ---------
Increase (decrease) in cash and
  cash equivalents.............       (263)       2,198         --             --              --          1,935
Cash and cash equivalents,
  beginning of period..........        275        8,160         --             --              --          8,435
                                 ---------     --------      -----       --------        --------      ---------
Cash and cash equivalents, end
  of period....................  $      12     $ 10,358      $  --       $     --        $     --      $  10,370
                                 =========     ========      =====       ========        ========      =========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON OIL AND GAS
           EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

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

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1998        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Unevaluated properties....................................  $  49,854   $  38,293   $  22,260
Properties subject to amortization........................    463,263     496,686     428,116
                                                            ---------   ---------   ---------
Capitalized costs.........................................    513,117     534,979     450,376
Accumulated depreciation, depletion and amortization......   (221,729)   (280,640)   (286,020)
                                                            ---------   ---------   ---------
Net capitalized costs.....................................  $ 291,388   $ 254,339   $ 164,356
                                                            =========   =========   =========

     Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1998      1999
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Property acquisition costs:
  Proved....................................................  $ 73,190   $ 2,338   $    --
  Unproved(1)...............................................    40,997     1,405       764
Exploration costs...........................................     9,525    25,414     7,912
Development costs...........................................    40,713    27,875     6,696
                                                              --------   -------   -------
Total costs incurred........................................  $164,425   $57,032   $15,372
                                                              ========   =======   =======

---------------

(1) Includes $40 million in unproved property acquired from SPR on December 1, 1997.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Reserves. The following table summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1997, 1998 and 1999. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers.

                                            CRUDE OIL, CONDENSATE
                                           AND NATURAL GAS LIQUIDS            NATURAL GAS
                                                   (MBBLS)                       (MMCF)
                                           ------------------------   ----------------------------
                                            1997     1998     1999     1997      1998       1999
                                           ------   ------   ------   -------   -------   --------
Proved developed and undeveloped
  reserves:
  Beginning of year......................  1,466    2,953    5,294    297,634   354,867    283,559
  Revisions of previous estimates........    106      (79)   1,262     21,831   (31,674)   (10,774)
  Purchases of reserves in place.........  1,351       --       --     51,712        --         --
  Extensions and discoveries.............    256    3,082    1,762     13,892     9,512     15,620
  Sale of reserves in place..............     --     (287)    (328)        --   (13,589)  (107,313)
  Production.............................   (226)    (375)    (367)   (30,202)  (35,557)   (22,392)
                                           -----    -----    -----    -------   -------   --------
  End of year............................  2,953    5,294    7,623    354,867   283,559    158,700
                                           =====    =====    =====    =======   =======   ========
Proved developed reserves at end of
  year(1)................................  2,432    1,981    2,686    257,800   188,824    123,887
                                           =====    =====    =====    =======   =======   ========

---------------

(1) Includes 40.9 bcf of natural gas in 1999 related to the Company's interest in the VORI. In March 2000, the Company executed a sale of a portion of its VORI for net proceeds of approximately $20 million. The portion of the VORI reserves sold (approximately 16.5 Bcf) relates to production beginning April 1, 2003.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1998        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Future cash inflows.......................................  $ 930,357   $ 643,473   $ 519,875
Future production costs...................................   (196,048)   (159,378)    (92,153)
Future development costs..................................   (106,123)    (93,321)    (57,862)
Future income tax expenses................................    (37,050)     (1,627)     (3,500)
                                                            ---------   ---------   ---------
Future net cash flows.....................................    591,136     389,147     366,360
10% annual discount for estimating timing of cash flows...   (227,249)   (155,677)   (127,705)
                                                            ---------   ---------   ---------
Standardized measure of discounted future net cash
  flows...................................................  $ 363,887   $ 233,470   $ 238,655
                                                            =========   =========   =========

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The standardized measure of discounted future net cash flows as of December 31, 1997, 1998 and 1999 was calculated using prices in effect as of those dates, which averaged $16.93, $10.81 and $24.54, respectively, per barrel of oil and $2.49, $2.07 and $2.15, respectively, per Mcf of natural gas.

     Change in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Changes due to current year operations:
  Sales of oil and gas, net of production costs............  $ (62,080)  $ (57,940)  $(38,566)
  Sale of reserves in place................................         --     (15,424)   (61,420)
  Extensions and discoveries...............................     21,945      20,097     50,493
  Purchases of reserves in place...........................     91,034          --         --
  Future development costs incurred........................     21,806       9,218      6,696
Changes due to revisions in standardized variables:
  Prices and production costs..............................   (243,851)    (94,569)    22,998
  Revisions of previous quantity estimates.................     25,345     (29,853)    (3,916)
  Estimated future development costs.......................    (17,413)    (29,240)    31,603
  Income taxes.............................................     69,489     (14,110)    (1,873)
  Accretion of discount....................................     51,818      24,903     23,428
  Production rates (timing) and other......................    (27,977)     56,501    (24,258)
                                                             ---------   ---------   --------
     Net increase (decrease)...............................    (69,884)   (130,417)     5,185
Beginning of year..........................................    433,771     363,887    233,470
                                                             ---------   ---------   --------
     End of year...........................................  $ 363,887   $ 233,470   $238,655
                                                             =========   =========   ========

     Sales of oil and gas, net of production costs, are based on historical pre-tax results. Extensions and discoveries, sales and purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented after tax. Extensions and discoveries include proved undeveloped reserves attributable to the Company's interests in drill sites assigned to DDPs.

NOTE 13 -- QUARTERLY RESULTS (UNAUDITED)

                                                               1998                                        1999
                                             -----------------------------------------   ----------------------------------------
                                               1ST        2ND        3RD      4TH (1)      1ST       2ND(2)      3RD        4TH
                                             QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------   --------   --------   --------   -------
Revenues...................................  $23,047    $21,162    $18,630    $ 16,311   $ 15,507   $12,850    $ 12,120   $13,630
Operating profit...........................    3,245     (1,251)       (85)    (26,087)    (2,481)   (3,883)     (4,629)      374
Net income (loss) before extraordinary
  item.....................................   (4,823)    (9,433)    (8,411)    (34,340)   (10,986)   11,410     (13,242)   (7,966)
Basic and diluted income(loss) per common
  share before extraordinary item..........  $ (0.05)   $ (0.08)   $ (0.08)   $  (0.28)  $  (0.96)  $  0.82    $  (1.09)  $ (0.67)

---------------

(1) Reflects non-cash impairment charges against the carrying value of proved and unproved oil and natural gas properties (see Note 2).

(2) Reflects gain on sale of properties in the Phillips Transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. EXECUTIVE OFFICERS OF THE COMPANY; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, RESPECTIVELY.

     The information called for by these Items is incorporated by reference to the Company's definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A of the General Rules and Regulations under the Securities and Exchange Act not later than April 30, 2000.

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

          (3) Exhibits:

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
           2.1           -- Agreement and Plan of Consolidation among the Registrant,
                            Kelley Oil Corporation, Kelley Oil & Gas Partners, Ltd.
                            ("Kelley Partners") and the other parties named therein
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Registration Statement (the "Consolidation
                            Registration Statement") on Form S-4 (Reg No. 33-84338)
                            filed September 26, 1994, as amended).
           3.1           -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 to the
                            Consolidation Registration Statement).
           3.2           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated December 20, 1994 (incorporated
                            by reference to Exhibit 3.2 to the Consolidation
                            Registration Statement).
           3.3           -- Certificate of Correction to Certificate of Incorporation
                            of the Registrant dated February 12, 1996 (incorporated
                            by reference to Exhibit 3.1 to the Registrant's Current
                            Report on Form 8-K (File No. 0-25214) dated February 15,
                            1996).
           3.4           -- Certificate of Designation of $2.625 Convertible
                            Exchangeable Preferred Stock of the Registrant
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 10, 1995).
           3.5           -- Certificate of Designations of Cumulative Convertible
                            Preferred Stock of the Registrant (incorporated by
                            reference to Exhibit 3.2 to the Registrant's Current
                            Report on Form 8-K (File No. 0-25214) dated February 10,
                            1995).

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
           3.6           -- Certificate of Merger of Kelley Oil & Gas Partners, Ltd.
                            into Kelley Oil & Gas Corporation dated March 28, 1996
                            (Incorporated by reference to Exhibit 3.6 to the
                            Company's Annual Report on Form 10-K (File No. 0-25214)
                            for the year ended December 31, 1997).
           3.7           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated April 29, 1996 (Incorporated by
                            reference to Exhibit 3.7 to the Company's Annual Report
                            on Form 10-K (File No. 0-25214) for the year ended
                            December 31, 1997).
           3.8           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated July 12, 1999 (incorporated by
                            reference to Exhibit 3.8 to the Registrant's Registration
                            Statement on Form S-4 (Reg. No. 333-84053) filed July 30,
                            1999).
           3.9           -- Bylaws of the Registrant (incorporated by reference to
                            Exhibit 3.5 to the Consolidation Registration Statement).
           4.1           -- Certificate representing Common Stock of the Registrant
                            (incorporated by reference to Exhibit 4.1 to the
                            Consolidation Registration Statement).
           4.2           -- Certificate representing $2.625 Convertible Exchangeable
                            Preferred Stock of the Registrant (incorporated by
                            reference to Exhibit 4.2 to the Consolidation
                            Registration Statement).
           4.3           -- Supplemental Indenture dated February 7, 1995 among the
                            Registrant, Kelley Partners and United States Trust
                            Company of New York, relating to Kelley Partners' 8 1/2%
                            Convertible Subordinated Debentures (the "8 1/2%
                            Debentures") due 2000 (incorporated by reference to
                            Exhibit 4.1 to the Registrant's Current Report on Form
                            8-K (File No. 0-25214) dated February 10, 1995).
           4.4           -- Supplemental Indenture dated March 29, 1996 between the
                            Registrant and the United States Trust Company of New
                            York, relating to the 8 1/2% Debentures (incorporated by
                            reference to Exhibit 4.4 to the Registrant's Annual
                            Report on Form 10-K (File No. 0-25214) for the year ended
                            December 31, 1995).
           4.5           -- Indenture dated as of October 15, 1996, among the
                            Registrant, as issuer, Kelley Oil Corporation and Kelley
                            Operating Company, Ltd., as guarantors, and United States
                            Trust Company of New York, relating to the Registrant's
                            10 3/8% Senior Subordinated Notes due 2006 (incorporated
                            by reference to Exhibit 4.1 to the Registrant's Quarterly
                            Report on Form 10-Q (File No. 0-25214) for the quarterly
                            period ended September 30, 1996).
           4.6           -- Form of the Registrant's 10 3/8% Senior Subordinated Note
                            Due 2006, Series B (incorporated by reference to Exhibit
                            4.5 to the Registrant's Registration Statement on Form
                            S-4 (Reg. No. 333-18481) filed December 20, 1996, as
                            amended).
           4.10          -- Indenture dated as of May 29, 1998, among the Company, as issuer, Kelley Oil Corporation and Kelley Operating
                            Company, Ltd., as guarantors, and United States Trust
                            Company of New York, relating to the Company's 10 3/8%
                            Senior Subordinated Notes due 2006 (incorporated by
                            reference to Exhibit 4.7 to the Company's Registration
                            Statement on Form S-4 (Reg. No. 333-61681) filed August
                            17, 1998).
           4.11          -- Form of the Company's 10 3/8 Senior Subordinated Note Due
                            2006, Series D (incorporated by reference to Exhibit 4.8
                            to the Company's Registration Statement on Form S-4 (Reg.
                            No. 333-61681 filed August 17, 1998).
           4.12          -- Indenture dated as of April 15, 1999 among the Company,
                            Kelley Oil Corporation, Kelley Operating Company, Ltd.
                            and Concorde Gas Marketing, Inc., as guarantors, and
                            Norwest Bank Minnesota,

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
                            National Association, relating to the Company's 14% Senior
                            Secured Notes due 2003, maturing at 105% of the stated
                            principal amount B (incorporated by reference to Exhibit
                            4.13 to the Registrant's Registration Statement on Form S-4
                            (Reg. No. 333-84053) filed July 30, 1999).
           4.13          -- Form of the Company's 14% Senior Secured Notes due 2003,
                            maturing at 105% of the stated principal amount
                            (incorporated by reference to Exhibit B of Exhibit 4.13
                            to the Registrant's Registration Statement on Form S-4
                            (Reg. No. 333-84053) filed July 30, 1999).
          10.1           -- Amended and Restated Employee Stock Ownership Plan of
                            Kelley Oil effective as of January 1, 1989 (incorporated
                            by reference to Exhibit 10.15 to Kelley Oil's Annual
                            Report on Form 10-K (File No. 0-17585) for the year ended
                            December 31, 1991).
          10.2           -- 1987 Incentive Stock Option Plan (the "1987 Plan") of
                            Kelley Oil (incorporated by reference to Kelley Oil's
                            Annual Report on Form 10-K (File No. 0-17585) for the
                            year ended December 31, 1988).
          10.3           -- 1991 Incentive Stock Option Plan (the "1991 Plan") of
                            Kelley Oil (incorporated by reference to Exhibit 10.3 to
                            Kelley Oil's Annual Report on Form 10-K (File No.
                            0-175850 for the year ended December 31, 1991).
          10.4           -- 1995 Incentive Stock Option Plan of the Registrant (the
                            "1995 Plan") (incorporated by reference to Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K (File No.
                            0-25214) for the year ended December 31, 1995).
          10.5           -- Amendment to the 1987 Plan, 1991 Plan and 1995 Plan
                            (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.6           -- 1996 Nonqualified Stock Option Plan of the Registrant
                            (incorporated by reference to Exhibit 10.4 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.7           -- Employment Agreement dated as of February 15, 1996
                            between the Registrant and John F. Bookout, Jr.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.8           -- Employment Agreement dated as of October 1, 1998 with
                            Rick G. Lester (incorporated by reference to exhibit
                            10.9 to the Registrants Annual Report on Form 10-K
                            (File no. 001-14286) for the year ended December 31,
                            1998).
          10.9           -- Employment Agreement dated as of July 31, 1999 with
                            Kenneth R. Sanders.
          10.10          -- 1996 Incentive Stock Option Plan of the Registrant
                            (incorporated by reference to Exhibit 10.11 to the
                            Registrant's Annual Report on Form 10-K (File No.
                            0-25214) for the year ended December 31, 1996).
          10.11          -- 1997 Annual and Long-Term Incentive-Performance Plan of
                            the Registrant (incorporated by reference to exhibit
                            10.12 to the Registrants Annual Report on Form 10-K
                            (File no. 001-14286) for the year ended December 31,
                            1997).
          10.12          -- Purchase and Sale Agreement, dated October 21, 1997,
                            between the Company and SCANA Petroleum Resources, Inc.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated December 1, 1997).
          21.1           -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form
                            10-K (File No. 0-25214) for the year ended December 31,
                            1996).
          23.1           -- Consent of Deloitte & Touche LLP.

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
          23.2           -- Consent of H.J. Gruy & Associates, Inc.
          27             -- Financial Data Schedule (included only in the electronic filing of this document).

     (b) REPORTS ON FORM 8-K:

          The Company filed a Current Report on Form 8-K dated October 21, 1997 and a Current Report on Form 8-K dated December 1, 1997, filed on December 16, 1997 and amended on February 17, 1998 and March 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April 2000.

                               CONTOUR ENERGY CO.

  By:           /s/  JOHN F. BOOKOUT                     By:            /s/ RICK G. LESTER
  -------------------------------------------------      -------------------------------------------------
                   John F. Bookout                                        Rick G. Lester
               Chief Executive Officer                                 Senior Vice President
                                                                    and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 3rd day of April 2000 by the following persons in their capacity as directors of the Registrant.

                 /s/ JOHN F. BOOKOUT                                    /s/ ADAM P. GODFREY
-----------------------------------------------------  -----------------------------------------------------
                   John F. Bookout                                        Adam P. Godfrey

              /s/ JOHN J. CONKLIN, JR.                                 /s/  WILLIAM J. MURRAY
-----------------------------------------------------  -----------------------------------------------------
                John J. Conklin, Jr.                                     William J. Murray

                /s/ RALPH P. DAVIDSON                                     /s/ EDWARD PARK
-----------------------------------------------------  -----------------------------------------------------
                  Ralph P. Davidson                                         Edward Park

                                              /s/ WARD W. WOODS
                                      ----------------------------------
                                                Ward W. Woods

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER:                                    DESCRIPTION
        -------                                    -----------
           2.1           -- Agreement and Plan of Consolidation among the Registrant,
                            Kelley Oil Corporation, Kelley Oil & Gas Partners, Ltd.
                            ("Kelley Partners") and the other parties named therein
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Registration Statement (the "Consolidation
                            Registration Statement") on Form S-4 (Reg No. 33-84338)
                            filed September 26, 1994, as amended).
           3.1           -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 to the
                            Consolidation Registration Statement).
           3.2           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated December 20, 1994 (incorporated
                            by reference to Exhibit 3.2 to the Consolidation
                            Registration Statement).
           3.3           -- Certificate of Correction to Certificate of Incorporation
                            of the Registrant dated February 12, 1996 (incorporated
                            by reference to Exhibit 3.1 to the Registrant's Current
                            Report on Form 8-K (File No. 0-25214) dated February 15,
                            1996).
           3.4           -- Certificate of Designation of $2.625 Convertible
                            Exchangeable Preferred Stock of the Registrant
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 10, 1995).
           3.5           -- Certificate of Designations of Cumulative Convertible
                            Preferred Stock of the Registrant (incorporated by
                            reference to Exhibit 3.2 to the Registrant's Current
                            Report on Form 8-K (File No. 0-25214) dated February 10,
                            1995).

        EXHIBIT
        NUMBER:                                    DESCRIPTION
        -------                                    -----------
           3.6           -- Certificate of Merger of Kelley Oil & Gas Partners, Ltd.
                            into Kelley Oil & Gas Corporation dated March 28, 1996
                            (Incorporated by reference to Exhibit 3.6 to the
                            Company's Annual Report on Form 10-K (File No. 0-25214)
                            for the year ended December 31, 1997).
           3.7           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated April 29, 1996 (Incorporated by
                            reference to Exhibit 3.7 to the Company's Annual Report
                            on Form 10-K (File No. 0-25214) for the year ended
                            December 31, 1997).
           3.8           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated July 12, 1999 (incorporated by
                            reference to Exhibit 3.8 to the Registrant's Registration
                            Statement on Form S-4 (Reg. No. 333-84053) filed July 30,
                            1999).
           3.9           -- Bylaws of the Registrant (incorporated by reference to
                            Exhibit 3.5 to the Consolidation Registration Statement).
           4.1           -- Certificate representing Common Stock of the Registrant
                            (incorporated by reference to Exhibit 4.1 to the
                            Consolidation Registration Statement).
           4.2           -- Certificate representing $2.625 Convertible Exchangeable
                            Preferred Stock of the Registrant (incorporated by
                            reference to Exhibit 4.2 to the Consolidation
                            Registration Statement).
           4.3           -- Supplemental Indenture dated February 7, 1995 among the
                            Registrant, Kelley Partners and United States Trust
                            Company of New York, relating to Kelley Partners' 8 1/2%
                            Convertible Subordinated Debentures (the "8 1/2%
                            Debentures") due 2000 (incorporated by reference to
                            Exhibit 4.1 to the Registrant's Current Report on Form
                            8-K (File No. 0-25214) dated February 10, 1995).
           4.4           -- Supplemental Indenture dated March 29, 1996 between the
                            Registrant and the United States Trust Company of New
                            York, relating to the 8 1/2% Debentures (incorporated by
                            reference to Exhibit 4.4 to the Registrant's Annual
                            Report on Form 10-K (File No. 0-25214) for the year ended
                            December 31, 1995).
           4.5           -- Indenture dated as of October 15, 1996, among the
                            Registrant, as issuer, Kelley Oil Corporation and Kelley
                            Operating Company, Ltd., as guarantors, and United States
                            Trust Company of New York, relating to the Registrant's
                            10 3/8% Senior Subordinated Notes due 2006 (incorporated
                            by reference to Exhibit 4.1 to the Registrant's Quarterly
                            Report on Form 10-Q (File No. 0-25214) for the quarterly
                            period ended September 30, 1996).
           4.6           -- Form of the Registrant's 10 3/8% Senior Subordinated Note
                            Due 2006, Series B (incorporated by reference to Exhibit
                            4.5 to the Registrant's Registration Statement on Form
                            S-4 (Reg. No. 333-18481) filed December 20, 1996, as
                            amended).
           4.10          -- Indenture dated as of May 29, 1998, among the Company, as issuer, Kelley Oil Corporation and Kelley Operating
                            Company, Ltd., as guarantors, and United States Trust
                            Company of New York, relating to the Company's 10 3/8%
                            Senior Subordinated Notes due 2006 (incorporated by
                            reference to Exhibit 4.7 to the Company's Registration
                            Statement on Form S-4 (Reg. No. 333-61681) filed August
                            17, 1998).
           4.11          -- Form of the Company's 10 3/8 Senior Subordinated Note Due
                            2006, Series D (incorporated by reference to Exhibit 4.8
                            to the Company's Registration Statement on Form S-4 (Reg.
                            No. 333-61681 filed August 17, 1998).
           4.12          -- Indenture dated as of April 15, 1999 among the Company,
                            Kelley Oil Corporation, Kelley Operating Company, Ltd.
                            and Concorde Gas Marketing, Inc., as guarantors, and
                            Norwest Bank Minnesota,

        EXHIBIT
        NUMBER:                                    DESCRIPTION
        -------                                    -----------
                            National Association, relating to the Company's 14% Senior
                            Secured Notes due 2003, maturing at 105% of the stated
                            principal amount B (incorporated by reference to Exhibit
                            4.13 to the Registrant's Registration Statement on Form S-4
                            (Reg. No. 333-84053) filed July 30, 1999).
           4.13          -- Form of the Company's 14% Senior Secured Notes due 2003,
                            maturing at 105% of the stated principal amount
                            (incorporated by reference to Exhibit B of Exhibit 4.13
                            to the Registrant's Registration Statement on Form S-4
                            (Reg. No. 333-84053) filed July 30, 1999).
          10.1           -- Amended and Restated Employee Stock Ownership Plan of
                            Kelley Oil effective as of January 1, 1989 (incorporated
                            by reference to Exhibit 10.15 to Kelley Oil's Annual
                            Report on Form 10-K (File No. 0-17585) for the year ended
                            December 31, 1991).
          10.2           -- 1987 Incentive Stock Option Plan (the "1987 Plan") of
                            Kelley Oil (incorporated by reference to Kelley Oil's
                            Annual Report on Form 10-K (File No. 0-17585) for the
                            year ended December 31, 1988).
          10.3           -- 1991 Incentive Stock Option Plan (the "1991 Plan") of
                            Kelley Oil (incorporated by reference to Exhibit 10.3 to
                            Kelley Oil's Annual Report on Form 10-K (File No.
                            0-175850 for the year ended December 31, 1991).
          10.4           -- 1995 Incentive Stock Option Plan of the Registrant (the
                            "1995 Plan") (incorporated by reference to Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K (File No.
                            0-25214) for the year ended December 31, 1995).
          10.5           -- Amendment to the 1987 Plan, 1991 Plan and 1995 Plan
                            (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.6           -- 1996 Nonqualified Stock Option Plan of the Registrant
                            (incorporated by reference to Exhibit 10.4 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.7           -- Employment Agreement dated as of February 15, 1996
                            between the Registrant and John F. Bookout, Jr.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.8           -- Employment Agreement dated as of October 1, 1998 with
                            Rick G. Lester (incorporated by reference to exhibit
                            10.9 to the Registrants Annual Report on Form 10-K
                            (File no. 001-14286) for the year ended December 31,
                            1998).
          10.9           -- Employment Agreement dated as of July 31, 1999 with
                            Kenneth R. Sanders.
          10.10          -- 1996 Incentive Stock Option Plan of the Registrant
                            (incorporated by reference to Exhibit 10.11 to the
                            Registrant's Annual Report on Form 10-K (File No.
                            0-25214) for the year ended December 31, 1996).
          10.11          -- 1997 Annual and Long-Term Incentive-Performance Plan of
                            the Registrant (incorporated by reference to exhibit
                            10.12 to the Registrants Annual Report on Form 10-K
                            (File no. 001-14286) for the year ended December 31,
                            1997).
          10.12          -- Purchase and Sale Agreement, dated October 21, 1997,
                            between the Company and SCANA Petroleum Resources, Inc.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated December 1, 1997).
          21.1           -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form
                            10-K (File No. 0-25214) for the year ended December 31,
                            1996).
          23.1           -- Consent of Deloitte & Touche LLP.

        EXHIBIT
        NUMBER:                                    DESCRIPTION
        -------                                    -----------
          23.2           -- Consent of H.J. Gruy & Associates, Inc.
          27             -- Financial Data Schedule (included only in the electronic filing of this document).