Form 10-K405/A
period 1999-12-31
CONTOUR ENERGY CO
filed 2000-04-28
CIK 930529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   Form 10-K
                                       on
                                   FORM 10-K/A

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



                                      None



          Securities registered pursuant to Section 12(g) of the Act:


                              TITLE OF EACH CLASS
                              -------------------
                                  Common Stock
                $2.625 Convertible Exchangeable Preferred Stock
              8 1/2% Convertible Subordinated Debentures due 2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]


     As of March 24, 2000, 13,212,005 shares of Common Stock and 1,363,319 shares of Preferred Stock were outstanding, and the aggregate market values of shares held by unaffiliated stockholders were approximately $9,778,187 and $4,679,534, respectively.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


     This Amendment No. 1 to Form 10-K on Form 10-K/A amends Items 1, 2, 8, 10, 11, 12, 13 and 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 to change that report as follows:


     (1) The square miles included in the registrant's 3-D seismic data base, as reflected in the fourth paragraph under "Items 1 and 2. Business and Properties
- Operations and Properties" and the second paragraph under "- Joint Venture Partnerships," have been corrected.


     (2) Certain share and per share amounts applicable to fiscal years prior to 1999, on pages 3, 21, 28, 30 and 42 have been corrected to give effect to a reverse stock split occurring in 1999.

     (3) Certain word processing errors in the first table (1999 column) of
Note 7 of the Notes to Consolidated Financial Statements on page 31 have been corrected.

     (4) The information in Part III has been included.

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


     In the Consolidation, the outstanding capital stock of Kelley Oil and units in Kelley Partners ("Units") held by investors other than Kelley Oil and its subsidiaries ("Public Unitholders") were converted into a total of 4.4 million shares of Common Stock of the Company, 2.4 million shares of the Company's $2.625 convertible exchangeable preferred stock ("Preferred Stock") and 2.2 million shares of cumulative convertible preferred stock ("ESOP Preferred Stock") held by its Employee Stock Ownership Plan (the "ESOP"). As a result of the Consolidation, Kelley Oil became a wholly owned subsidiary of the Company, and Kelley Partners became a 99.99%-owned subsidiary partnership. The Consolidation was treated as a purchase of the Public Unitholders' interests in Kelley Partners by the Company for financial accounting purposes. In 1996, Kelley Partners was merged into the Company and each of the then outstanding shares of ESOP Preferred Stock was redeemed for one share of the Company's Common Stock.

     Contour Transaction. In January 1996, the Company entered into financing and related agreements with Contour Production Company L.L.C. ("Contour"), pursuant to which Contour purchased 4.8 million newly issued shares of Common Stock for $48.0 million on February 15, 1996, and an option (the "Contour Option") to purchase an additional 2.7 million shares of Common Stock for $27.0 million, which was exercised on December 1, 1997. In February 1996, in connection with the first stage of Contour's investment in the Company, John F. Bookout was appointed Chairman, President and Chief Executive Officer of the Company, and certain other experienced oil industry executives were appointed to senior management positions within the Company (all such transactions are referred to collectively as the "Contour Transaction").

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


     The Company is utilizing sophisticated technologies to identify exploration prospects and advanced geophysical techniques to continue to develop and refine interpretations of its 3-D seismic database, which covers (i) 619 square miles, a major portion of its existing leaseholdings in Terrebonne and LaFourche Parishes, in south Louisiana, (ii) 153 square miles offshore, and (iii) 546 square miles of its Permian Basin exploratory prospects.


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


     The Company and Williams Production, Gulf Coast Company ("Williams"), a unit of The Williams Companies, Inc., are 50/50 partners in a joint venture covering 27,000 net acres in the Houma Embayment in south Louisiana. The Company also has a joint exploration & development agreement with Fina Oil and Chemical Company, a subsidiary of FINA, Inc. ("Fina"), and Cobra Oil and Gas Corporation ("Cobra"). The Fina joint venture represents a joint exploration and development agreement covering an area of mutual interest (the "AMI") of approximately 400,000 acres in south Louisiana. The agreement provides for the parties to obtain 3-D seismic coverage over all mutually agreeable prospective lands within the AMI. To date, the Company and Fina have acquired 3-D seismic data covering approximately 450 square miles within the AMI. The initial five-year term of the agreement with Fina expires March 31, 2000, but there are provisions for extensions in the agreements. The Company and Fina are now in discussions about the nature and extent of an extension. The Company and Cobra Oil & Gas Corporation are also involved in a joint venture covering approximately 68,000 acres in Texas, New Mexico, Arkansas, Louisiana and Alabama and includes 3-D seismic data covering approximately 676 square miles.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CONTOUR ENERGY CO. AND SUBSIDIARIES:
  Independent Auditors' Report..............................    17
  Consolidated Balance Sheets -- December 31, 1998 and
     1999...................................................    18
  Consolidated Statements of Income (Loss) -- For the years
     ended December 31, 1997, 1998 and 1999.................    19
  Consolidated Statements of Cash Flows -- For the years
     ended December 31, 1997, 1998 and 1999.................    20
  Consolidated Statements of Changes in Stockholders'
     Deficit -- For the years ended December 31, 1997, 1998
     and 1999...............................................    21
  Notes to Consolidated Financial Statements................    22

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
                                                             =========   ========   =========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
            (FORMERLY KELLEY OIL & GAS CORPORATION) AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           ADDITIONAL
                                                      PREFERRED   COMMON    PAID IN     ACCUMULATED
                                                        STOCK     STOCK     CAPITAL       DEFICIT
                                                      ---------   ------   ----------   -----------
Stockholders' deficit at January 1, 1997............   $2,618     $ 983     $273,096     $(307,232)
Issuance of 2,700,000 shares of common stock in
  Contour Transaction...............................       --       270       26,730            --
Issuance of 42 shares of common stock pursuant to
  employee incentive stock options..................       --         4          541            --
Preferred stock dividends...........................       --        --           --        (4,582)
Net income..........................................       --        --           --         1,951
                                                       ------     ------    --------     ---------
  BALANCE AT DECEMBER 31, 1997......................    2,618     1,257      300,367      (309,863)
                                                       ------     ------    --------     ---------
Conversion of 11,815 shares of preferred stock into
  4,098 shares of common stock......................      (18)        1           17            --
Issuance of 27,217 shares of common stock pursuant
  to employee incentive stock options...............       --         2          269            --
Preferred stock dividends...........................       --        --           --        (4,582)
Net loss............................................       --        --           --       (57,007)
                                                       ------     ------    --------     ---------
  BALANCE AT DECEMBER 31, 1998......................    2,600     1,260      300,653      (371,452)
                                                       ------     ------    --------     ---------
Conversion of 1,676 shares of preferred stock into
  582 shares of common stock........................       (2)       --            2            --
Issuance of 56,250 shares of common stock pursuant
  to employee incentive stock options...............       --         6           (6)           --
Conversion of 368,633 shares of preferred stock into
  552,950 shares of common stock pursuant to tender
  offer.............................................     (553)       55          498            --
Issuance of restricted stock........................       --        --          369            --
Net loss............................................       --        --           --        (9,733)
                                                       ------     ------    --------     ---------
  BALANCE AT DECEMBER 31, 1999......................   $2,045     $1,321    $301,516     $(381,185)
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


     Contour Stock Purchase. In February 1996, the Company issued 4.8 million shares of its Common Stock at $10.00 per share to Contour Production Company L.L.C. ("Contour") upon the closing of a Stock Purchase Agreement between the Company and Contour (the "Contour Transaction"). The newly issued shares represented 49.8% of the Company's voting power. In connection with the Contour Transaction, the Company (i) entered into an option agreement with Contour (the "Contour Option Agreement"), (ii) obtained consents from its principal stockholders, subject to compliance with applicable securities law, to amend its Certificate of Incorporation to increase its authorized Common Stock from 100 million shares to 200 million shares, (iii) entered into employment agreements with John F. Bookout, President of Contour, and three other new executives named by him, (iv) adopted a nonqualified stock option plan for the new executives other than Mr. Bookout, (v) amended its existing incentive stock option plans,
(vi) reduced the size of its board of directors (the "Board") to seven members and reconstituted the Board with three continuing directors and four designees of Contour and (vii) replaced its credit facility.



     Contour Option. Under the Contour Option Agreement, the Company granted Contour an option (the "Contour Option") to purchase up to 2.7 million shares (the "Maximum Option Number") of Common Stock at $10.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any Company debt repurchase or redemption obligations as a result of the purchase. Contour voluntarily exercised its option in full on December 1, 1997 to partially fund the SPR Acquisition.


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


     Each share of Preferred Stock is convertible, at the holder's option, into .347 shares of Common Stock, equivalent to a conversion price of $72.00 per share of Common Stock relative to the $25 per share liquidation preference of the Preferred Stock (the "Preferred Conversion Price").

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


                                                          1997      1998       1999
                                                         ------   --------   --------
Net income (loss) before extraordinary item (in
  thousands)...........................................  $1,319   $(57,708)  $(21,153)
Loss per common share before extraordinary item........   (0.32)     (4.95)     (1.97)
Net income (loss) (in thousands).......................  $1,319   $(57,708)  $(10,102)
Loss per common share..................................   (0.32)     (4.95)     (1.11)

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


NOTE 7 -- INCOME TAXES

     The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1997, 1998 and 1999:

                                                          1997       1998      1999
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Income (loss) before income taxes......................  $ 1,951   $(57,007)  $(9,733)
                                                         -------   --------   -------
Income tax expense (benefit) computed at statutory
  rates................................................      663    (19,382)   (3,309)
  Increase (decrease) in valuation allowance...........   (1,158)    18,735     3,150
Permanent differences:
  Nondeductible expenses...............................      708        700       378
  Other -- net.........................................     (213)       (53)     (219)
                                                         -------   --------   -------
     Tax expense (benefit).............................  $    --   $     --   $    --
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

NOTE 13 -- QUARTERLY RESULTS (UNAUDITED)

                                                               1998                                        1999
                                             -----------------------------------------   ----------------------------------------
                                               1ST        2ND        3RD      4TH (1)      1ST       2ND(2)      3RD        4TH
                                             QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------   --------   --------   --------   -------
Revenues...................................  $23,047    $21,162    $18,630    $ 16,311   $ 15,507   $12,850    $ 12,120   $13,630
Operating profit...........................    3,245     (1,251)       (85)    (26,087)    (2,481)   (3,883)     (4,629)      374
Net income (loss) before extraordinary
  item.....................................   (4,823)    (9,433)    (8,411)    (34,340)   (10,986)   11,410     (13,242)   (7,966)
Basic and diluted income(loss) per common
  share before extraordinary item..........  $ (0.47)   $ (0.84)   $ (0.76)   $  (2.82)  $  (0.96)  $  0.82    $  (1.09)  $ (0.67)

---------------

(1) Reflects non-cash impairment charges against the carrying value of proved and unproved oil and natural gas properties (see Note 2).

(2) Reflects gain on sale of properties in the Phillips Transaction.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The following are the directors of the Company.

John F. Bookout, age 77, has served the Company as Chairman of the Board, President and Chief Executive Officer since February 1996 in connection with the Contour Transactions. He had served as Chairman of the Board and President of Contour Production Company since its formation in 1993. Before joining as a founder, Mr. Bookout served in positions of increasing responsibility for 38 years at Shell Oil Company, starting in 1950 as a geologist and culminating as President, Chief Executive Officer and a director from 1976 through June 1988. From 1988 through 1993, he served as a member of the Supervisory Board of Royal Dutch Petroleum.

John J. Conklin, Jr., age 69, has served as a director of the Company or its predecessor since November 1993. Mr. Conklin has been a private investor since his retirement in 1989 as a senior partner of Conklin, Cahill & Co., a member firm of the New York Stock Exchange, where he was active for over 35 years. He has also served as a member of the Board of Governors of the New York Stock Exchange, the Board of Directors of the New York Futures Exchange and the National Market Advisory Board.

Ralph P. Davidson, age 72, served as Chairman of the Board of the Company from October 1995 through February 1996 and has served as a director of the Company or its predecessor since November 1993. Mr. Davidson provides consulting services to nonprofit organizations as President of Davidson Associates. From 1980 through 1987, he was Chairman of the Board of Time, Inc., where he spent 21 years with Time Magazine in various executive capacities. Mr. Davidson is a member of the Board of Trustees of Phoenix House, the National Council for Adoption, the Emeritus Foundation and The American University in Bulgaria.

Adam P. Godfrey, age 38, has served as a director of the Company since March 19, 1998, and, since January 1, 1998, he has been the sole shareholder and president of a corporation that serves as a manager of the limited liability company that is the general partner of Bessemer Holdings, L.P. ("Bessemer") and other affiliated investment partnerships including investment partnerships that comprise the BH Group (the "BH Group"). The BH Group owns a majority of the membership interests in Contour. Mr. Godfrey is also the sole shareholder and president of a corporation that is a general partner of Bessemer Partners & Co. ("BPC"), an affiliate of Bessemer. From July 1993 to December 1997, Mr. Godfrey was a principal with BPC, and a member of the general partner of Bessemer. Mr. Godfrey is a director of several private companies.

William J. Murray, age 85, has served as a director of the Company or its predecessor since March 1984. Mr. Murray has been an independent petroleum consultant for more than the past five years. He served on the Texas Railroad Commission for 16 years, during six of which he served as Chairman. Mr. Murray currently serves on a number of industry committees, including as Chairman of the Industry Advisory Committee on Natural Gas Ratable Take and Chairman of the Industry Voluntary Allocation Committee.

Edward Park, age 29, has served as a director of the Company since March 2000. Mr. Park is a principal at BPC which he joined in 1994. Mr. Park is also a member of the limited liability company that is the general partner of Bessemer Holdings, L.P. ("Bessemer") and other affiliated investment partnerships, including the investment partnerships that comprise BH Group. Mr. Park is a director of several private companies.

Ward W. Woods, age 57, has served as a director of the Company since his election in February 1996. He is the sole stockholder and president of corporations that from 1989 to 1999 served as a managing general partner or principal manager of the general partner of Bessemer and other affiliated investment partnerships including those comprising the BH Group. A partnership affiliated with Mr. Woods is a member of the general partner of Bessemer and other affiliated partnerships including BH Group. He is also the sole stockholder and president of a corporation that until 1999 served as a managing general partner of BPC. Mr. Woods was the President and Chief Executive Officer of Bessemer Securities, LLC ("BSLLC") and its wholly owned subsidiary Bessemer Securities Corporation ("BSC") (from 1989 to 1999). BSC is the primary limited partner of Bessemer, and BSC and BSLLC are the primary limited partners in another partnership in the BH Group. Mr. Woods serves as a manager of BSLLC and a director of BSC. He is a director of Boise Cascade Corporation and several private companies.

EXECUTIVE OFFICERS

The following are the current executive officers of the Company. All officers hold office until their successors are duly appointed and qualified.

                                                                                      OFFICER OR
                                                                                      DIRECTOR OF
                                                                                      THE COMPANY
                  NAME                AGE                POSITION                        SINCE
         ---------------------        ---  --------------------------------------    -------------
         John F. Bookout......        77   President, Chief Executive Officer and    February 1996
                                           a Director
         Rick G. Lester.......        48   Senior Vice President and Chief           October 1998
                                           Financial Officer
         Kenneth R. Sanders...        50   Senior Vice President-- Exploration and   August 1999
                                           Production

Rick G. Lester was elected Senior Vice President and Chief Financial Officer in October 1998. Previously, he was Vice President and Chief Financial Officer of Domain Energy Corporation ("Domain") until its merger into Lomak Petroleum to form Range Resources Corporation. Mr. Lester served in various positions with Tenneco, Inc. and its subsidiaries prior to his tenure at Domain.

Kenneth R. Sanders was elected Senior Vice President -- Exploration and Production of the Company in August 1999. Before joining the Company, Mr. Sanders served in positions of increasing responsibility at Seagull Energy E & P, Inc. since 1991, concluding as Vice President - Exploitation, Acquisitions & Engineering.

ITEM 11.  EXECUTIVE COMPENSATION.

The following shows compensation paid during the last three fiscal years to our Chief Executive Officer and our other executive officers whose compensation exceeded $100,000 in 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                                    ANNUAL COMPENSATION (1)        COMPENSATION
                                                    -----------------------        ------------
                                                             CASH       STOCK        OPTION          ALL OTHER
     NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)   BONUS($)    AWARDS (#)    COMPENSATION ($) (2)
     ---------------------------         ----  ----------  ---------   --------    ----------    --------------------

John F. Bookout ........................  1999   800,000  187,500(3)   190,430(3)          --           10,000
  Chairman, President and CEO             1998   800,000       --           --             --           10,000
                                          1997   800,000       --           --             --            8,000
Dallas D. Laumbach, (4) ................  1999    87,083   75,000(3)    76,172(3)          --            5,225
  Former Senior Vice President            1998   190,000       --           --             --           10,000
                                          1997   190,000       --           --             --            9,500
Rick G. Lester, ........................  1999   175,000   75,000(3)    76,172(3)          --           10,000
  Senior Vice President & Chief           1998    43,750   50,000           --         38,100            2,625
  Financial Officer
Kenneth R. Sanders(4) ..................  1999    79,167   50,000(4)        --         62,500            2,850
  Senior Vice President - Exploration
  & Production



-----------------

(1) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary and bonus and therefore are excluded.

(2) Amounts include matching contributions by the Company to the named executive officer's 401(k) account.


(3) Messrs. Bookout, Laumbach and Lester were awarded special bonuses on June 8, 1999 in recognition of extraordinary services performed on behalf of the Company during 1998 and the first-half of 1999, consisting of each receiving cash and shares of Common Stock (31,250 to Mr. Bookout, 12,500 to Mr. Laumbach and 12,500 to Mr. Lester, in each case as adjusted for the 1-for-10 stock split effected July 30,
         1999) under the Company's 1997 Long-Term Incentive-Performance Plan. The closing price of the Company's common stock as of close of June 7, 1999 on the NASDAQ was $6.09375 (as adjusted for the 1-for-10 stock split effected July 30, 1999)


(4) Mr. Sanders was appointed Senior Vice President - Exploration and Production effective August 1, 1999 after Mr. Laumbach left the employment of the Company effective June 15, 1999, and Mr. Sanders received an initial bonus upon employment by the Company.


OPTION GRANTS IN 1999

The following table provides information about options granted during 1999 to the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                                   ------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED ANNUAL
                                     NUMBER OF    % OF TOTAL                                  RATES OF STOCK PRICE
                                    SECURITIES   OPTIONS/SARS    EXERCISE                       APPRECIATION FOR
                                    UNDERLYING    GRANTED TO     OR BASE                         OPTION TERM(1)
                                   OPTIONS/SARS  EMPLOYEES IN      PRICE     EXPIRATION    -----------------------
     NAME                             GRANTED     FISCAL YEAR     ($/SH)        DATE          5%($)       10%($)
     ----                          ------------- ------------    ---------   ------------  ------------ ----------

     Kenneth R. Sanders........       37,500        14.82%         10.00       8/01/09            0             0
                                      25,000         9.90%        3.4375       8/01/09       54,046       136,962

----------

(1) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's future stock price growth, which is dependent on future performance and stock market conditions.

COMPENSATION OF DIRECTORS

The Company's non-management directors receive $3,750 quarterly and $1,000 for each committee meeting attended.

EMPLOYMENT AGREEMENTS

In 1999 we extended for an additional three-year term the three-year employment agreement with John F. Bookout at a base salary of $800,000. In October 1998, we entered into a one-year evergreen employment agreement with Rick G. Lester at a base salary of $175,000 and an initial bonus of $50,000. In 1999, we entered into a one-year evergreen employment agreement with Kenneth R. Sanders at a base salary of $190,000 and an initial bonus of $50,000. Each of the agreements provides for a lump sum severance payment if the covered executive is terminated by us without cause or as otherwise permitted, as defined in the agreements. Mr. Bookout would be entitled to a severance payment covering the balance of the three-year term, Mr. Lester's severance payment would be equal to one year's salary, and in the case of a change of control, eighteen months' salary plus annual performance awards as defined in the agreement and all unvested options accelerated to 100% vesting. Mr. Sander's severance payment would be equal to one year's salary plus annual performance award as defined in the agreement, and in the case of a change of control, two year's salary and all unvested options accelerated to 100% vesting. Each of the agreements provides for various other benefits and for indemnification of the covered executive under certain conditions.

SECTION 16(a) BENEFICIAL OWNERSHIP AND REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Based on a review of reports and information provided to the Company by executive officers, directors and greater than 10% stockholders, the Company believes all reports required to be filed in 1999 were timely filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


As of April 21, 2000 the only person we know to beneficially own more than five percent of any class of our capital stock is Contour Production Company L.L.C. ("CPC"), which beneficially owns 7,214,405 shares of our common stock. Bessemer Holdings, L.P. ("Bessemer") owns a majority of the membership interests in CPC. Based on a Statement on Schedule 13-D filed with the SEC, CPC and Bessemer are each deemed to beneficially own the shares of Common Stock held of record by CPC. As of April 21, 2000, those shares represented 49.5% of the total voting power of our capital stock (consisting of shares of Common Stock and Preferred Stock). Bevairohn, Ltd., a partnership controlled by John F. Bookout,

Chairman, President and CEO of the Company, and six other investment partnerships having the same general partner as Bessemer own the remaining interests in Contour. Contour has agreed, subject to certain limitations, to vote for the election of Mr. Bookout as a director of the Company.

The following table shows information as of April 21, 2000 with respect to the Company's Common Stock and its Preferred Stock beneficially owned, directly or indirectly, by each of the Company's directors, by the Named Executive Officers and by all of its directors and executive officers as a group.


                                                                         COMMON   PERCENT  PREFERRED   PERCENT
                 NAME OF BENEFICIAL OWNER                               STOCK(1) OF CLASS    STOCK   OF CLASS(3)
                 ------------------------                               -------- --------    -----   -----------
     CPC (1) .....................................................    7,214,405   54.6         ---        ---
     John F. Bookout (2)..........................................      274,048   2.07         ---        ---
     John J. Conklin, Jr..........................................        9,104     *          ---        ---
     Ralph P. Davidson (3)........................................        9,725     *          ---        ---
     Adam P. Godfrey (2)..........................................          ---    ---         ---        ---
     Dallas D. Laumbach (5).......................................          ---     *          ---        ---
     Rick G. Lester (6)...........................................       12,700    ---         ---        ---
     William J. Murray (4)........................................        8,181     *        2,000         *
     Edward Park (2)..............................................          ---    ---         ---        ---
     Kenneth R. Sanders...........................................        2,000     *          ---        ---
     Ward W. Woods (2)............................................          ---    ---         ---        ---
     All current directors and executive officers as
       a group (9 persons)........................................      315,758   2.39       2,000         *


* Less than 1%

(1) CPC's address is 630 Fifth Avenue, 39th Floor, New York, New York 10111. Bessemer Holdings, L.P. owns a majority of the membership interests in CPC. Based on a Statement on Schedule 13-D filed with the SEC, CPC and Bessemer are each deemed to beneficially own the shares of common stock held of record by CPC. CPC has agreed, subject to certain limitations, to vote for the election of Mr. Bookout as a director of the Company.

(2) Excludes 7,214,405 shares of Common Stock held by Contour, in which Messrs. Bookout, Godfrey, Park and Woods and partnerships controlled by Mr. Bookout have an indirect interest, and as to which each of Messrs. Godfrey, Park and Woods have disclaimed beneficial ownership.

(3) Excludes 12,225 shares of Common Stock held by Mr. Davidson's wife as to which Mr. Davidson has disclaimed beneficial ownership.

(4) Includes 2,000 shares of Preferred Stock held in Mr. Murray's defined benefit pension plan.

(5)      Mr. Laumbach left the Company June 15, 1999.


(6)      Represents shares of Common Stock subject to vested options.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into an agreement with BPC pursuant to which BPC provides us with financial advisory services. For its services under this agreement, we paid BPC an advisory fee of $500,000 in December 1999. In addition, we reimburse BPC expenses it incurs in rendering advisory services. We have also agreed to indemnify BPC and its affiliates against certain liabilities under this agreement.

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

          (3) Exhibits:

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
           2.1           -- Agreement and Plan of Consolidation among the Registrant,
                            Kelley Oil Corporation, Kelley Oil & Gas Partners, Ltd.
                            ("Kelley Partners") and the other parties named therein
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Registration Statement (the "Consolidation
                            Registration Statement") on Form S-4 (Reg No. 33-84338)
                            filed September 26, 1994, as amended).
           3.1           -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 to the
                            Consolidation Registration Statement).
           3.2           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated December 20, 1994 (incorporated
                            by reference to Exhibit 3.2 to the Consolidation
                            Registration Statement).
           3.3           -- Certificate of Correction to Certificate of Incorporation
                            of the Registrant dated February 12, 1996 (incorporated
                            by reference to Exhibit 3.1 to the Registrant's Current
                            Report on Form 8-K (File No. 0-25214) dated February 15,
                            1996).
           3.4           -- Certificate of Designation of $2.625 Convertible
                            Exchangeable Preferred Stock of the Registrant
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 10, 1995).
           3.5           -- Certificate of Designations of Cumulative Convertible
                            Preferred Stock of the Registrant (incorporated by
                            reference to Exhibit 3.2 to the Registrant's Current
                            Report on Form 8-K (File No. 0-25214) dated February 10,
                            1995).

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
           3.6           -- Certificate of Merger of Kelley Oil & Gas Partners, Ltd.
                            into Kelley Oil & Gas Corporation dated March 28, 1996
                            (Incorporated by reference to Exhibit 3.6 to the
                            Company's Annual Report on Form 10-K (File No. 0-25214)
                            for the year ended December 31, 1997).
           3.7           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated April 29, 1996 (Incorporated by
                            reference to Exhibit 3.7 to the Company's Annual Report
                            on Form 10-K (File No. 0-25214) for the year ended
                            December 31, 1997).
           3.8           -- Certificate of Amendment to Certificate of Incorporation
                            of the Registrant dated July 12, 1999 (incorporated by
                            reference to Exhibit 3.8 to the Registrant's Registration
                            Statement on Form S-4 (Reg. No. 333-84053) filed July 30,
                            1999).
           3.9           -- Bylaws of the Registrant (incorporated by reference to
                            Exhibit 3.5 to the Consolidation Registration Statement).
           4.1           -- Certificate representing Common Stock of the Registrant
                            (incorporated by reference to Exhibit 4.1 to the
                            Consolidation Registration Statement).
           4.2           -- Certificate representing $2.625 Convertible Exchangeable
                            Preferred Stock of the Registrant (incorporated by
                            reference to Exhibit 4.2 to the Consolidation
                            Registration Statement).
           4.3           -- Supplemental Indenture dated February 7, 1995 among the
                            Registrant, Kelley Partners and United States Trust
                            Company of New York, relating to Kelley Partners' 8 1/2%
                            Convertible Subordinated Debentures (the "8 1/2%
                            Debentures") due 2000 (incorporated by reference to
                            Exhibit 4.1 to the Registrant's Current Report on Form
                            8-K (File No. 0-25214) dated February 10, 1995).
           4.4           -- Supplemental Indenture dated March 29, 1996 between the
                            Registrant and the United States Trust Company of New
                            York, relating to the 8 1/2% Debentures (incorporated by
                            reference to Exhibit 4.4 to the Registrant's Annual
                            Report on Form 10-K (File No. 0-25214) for the year ended
                            December 31, 1995).
           4.5           -- Indenture dated as of October 15, 1996, among the
                            Registrant, as issuer, Kelley Oil Corporation and Kelley
                            Operating Company, Ltd., as guarantors, and United States
                            Trust Company of New York, relating to the Registrant's
                            10 3/8% Senior Subordinated Notes due 2006 (incorporated
                            by reference to Exhibit 4.1 to the Registrant's Quarterly
                            Report on Form 10-Q (File No. 0-25214) for the quarterly
                            period ended September 30, 1996).
           4.6           -- Form of the Registrant's 10 3/8% Senior Subordinated Note
                            Due 2006, Series B (incorporated by reference to Exhibit
                            4.5 to the Registrant's Registration Statement on Form
                            S-4 (Reg. No. 333-18481) filed December 20, 1996, as
                            amended).
           4.10          -- Indenture dated as of May 29, 1998, among the Company, as issuer, Kelley Oil Corporation and Kelley Operating
                            Company, Ltd., as guarantors, and United States Trust
                            Company of New York, relating to the Company's 10 3/8%
                            Senior Subordinated Notes due 2006 (incorporated by
                            reference to Exhibit 4.7 to the Company's Registration
                            Statement on Form S-4 (Reg. No. 333-61681) filed August
                            17, 1998).
           4.11          -- Form of the Company's 10 3/8 Senior Subordinated Note Due
                            2006, Series D (incorporated by reference to Exhibit 4.8
                            to the Company's Registration Statement on Form S-4 (Reg.
                            No. 333-61681 filed August 17, 1998).
           4.12          -- Indenture dated as of April 15, 1999 among the Company,
                            Kelley Oil Corporation, Kelley Operating Company, Ltd.
                            and Concorde Gas Marketing, Inc., as guarantors, and
                            Norwest Bank Minnesota,

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
                            National Association, relating to the Company's 14% Senior
                            Secured Notes due 2003, maturing at 105% of the stated
                            principal amount B (incorporated by reference to Exhibit
                            4.13 to the Registrant's Registration Statement on Form S-4
                            (Reg. No. 333-84053) filed July 30, 1999).
           4.13          -- Form of the Company's 14% Senior Secured Notes due 2003,
                            maturing at 105% of the stated principal amount
                            (incorporated by reference to Exhibit B of Exhibit 4.13
                            to the Registrant's Registration Statement on Form S-4
                            (Reg. No. 333-84053) filed July 30, 1999).
          10.1           -- Amended and Restated Employee Stock Ownership Plan of
                            Kelley Oil effective as of January 1, 1989 (incorporated
                            by reference to Exhibit 10.15 to Kelley Oil's Annual
                            Report on Form 10-K (File No. 0-17585) for the year ended
                            December 31, 1991).
          10.2           -- 1987 Incentive Stock Option Plan (the "1987 Plan") of
                            Kelley Oil (incorporated by reference to Kelley Oil's
                            Annual Report on Form 10-K (File No. 0-17585) for the
                            year ended December 31, 1988).
          10.3           -- 1991 Incentive Stock Option Plan (the "1991 Plan") of
                            Kelley Oil (incorporated by reference to Exhibit 10.3 to
                            Kelley Oil's Annual Report on Form 10-K (File No.
                            0-175850 for the year ended December 31, 1991).
          10.4           -- 1995 Incentive Stock Option Plan of the Registrant (the
                            "1995 Plan") (incorporated by reference to Exhibit 10.4
                            to the Registrant's Annual Report on Form 10-K (File No.
                            0-25214) for the year ended December 31, 1995).
          10.5           -- Amendment to the 1987 Plan, 1991 Plan and 1995 Plan
                            (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.6           -- 1996 Nonqualified Stock Option Plan of the Registrant
                            (incorporated by reference to Exhibit 10.4 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.7           -- Employment Agreement dated as of February 15, 1996
                            between the Registrant and John F. Bookout, Jr.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated February 15, 1996).
          10.8           -- Employment Agreement dated as of October 1, 1998 with
                            Rick G. Lester (incorporated by reference to exhibit
                            10.9 to the Registrants Annual Report on Form 10-K
                            (File no. 001-14286) for the year ended December 31,
                            1998).
          10.9*          -- Employment Agreement dated as of July 31, 1999 with
                            Kenneth R. Sanders.
          10.10          -- 1996 Incentive Stock Option Plan of the Registrant
                            (incorporated by reference to Exhibit 10.11 to the
                            Registrant's Annual Report on Form 10-K (File No.
                            0-25214) for the year ended December 31, 1996).
          10.11          -- 1997 Annual and Long-Term Incentive-Performance Plan of
                            the Registrant (incorporated by reference to exhibit
                            10.12 to the Registrants Annual Report on Form 10-K
                            (File no. 001-14286) for the year ended December 31,
                            1997).
          10.12          -- Purchase and Sale Agreement, dated October 21, 1997,
                            between the Company and SCANA Petroleum Resources, Inc.
                            (incorporated by reference to Exhibit 10.2 to the
                            Registrant's Current Report on Form 8-K (File No.
                            0-25214) dated December 1, 1997).
          21.1           -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form
                            10-K (File No. 0-25214) for the year ended December 31,
                            1996).
          23.1           -- Consent of Deloitte & Touche LLP.

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
          23.2*          -- Consent of H.J. Gruy & Associates, Inc.
          27*            -- Financial Data Schedule (included only in the electronic filing of this document).



   * Previously filed with Form 10-K.

     (b) REPORTS ON FORM 8-K:

          The Company filed a Current Report on Form 8-K dated October 21, 1997 and a Current Report on Form 8-K dated December 1, 1997, filed on December 16, 1997 and amended on February 17, 1998 and March 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2000.


                               CONTOUR ENERGY CO.





                                       By:            /s/ RICK G. LESTER
                                       ----------------------------------------
                                                        Rick G. Lester
                                                   Senior Vice President
                                                and Chief Financial Officer

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

          10.9*          -- Employment Agreement dated as of July 31, 1999 with
                            Kenneth R. Sanders.

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
          23.1           -- Consent of Deloitte & Touche LLP.

        EXHIBIT
        NUMBER:                                    DESCRIPTION
        -------                                    -----------
         23.2*           -- Consent of H.J. Gruy & Associates, Inc.
         27*             -- Financial Data Schedule (included only in the electronic filing of this document).



* Previously filed with Form 10-K.