Form 10-Q
period 2000-03-31
CONTOUR ENERGY CO
filed 2000-05-15
CIK 930529

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


 FOR THE QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NO. 0-25214


                               CONTOUR ENERGY CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                  76-0447267
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                601 JEFFERSON
                 SUITE 1100
               HOUSTON, TEXAS                                  77002
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       Registrant's telephone number, including area code: (713) 652-5200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       TITLE OF CLASS                        OUTSTANDING AT MAY 11, 2000

        Common Stock                                 13,211,449



================================================================================

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                      PAGE
                                                                                                    ----
   Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited)..............   2

   Consolidated Statements of Loss for the three months ended
     March 31, 1999 and 2000 (unaudited)...........................................................   3

   Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and 2000 (unaudited)...........................................................   4

   Notes to Consolidated Financial Statements (unaudited)..........................................   5

   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  10


PART II.  OTHER INFORMATION........................................................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,    MARCH 31,
                                                                                                  1999           2000
                                                                                              ------------    ---------
                                                                                                             (UNAUDITED)
ASSETS:
   Cash and cash equivalents ..............................................................   $     10,370    $  33,551
   Accounts receivable ....................................................................         18,389       23,119
   Accounts receivable - drilling programs ................................................            199          233
   Prepaid expenses and other current assets ..............................................          1,042          892
                                                                                              ------------    ---------
     Total current assets .................................................................         30,000       57,795
                                                                                              ------------    ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net .............................................................         22,260       21,914
     Properties subject to amortization ...................................................        428,116      403,135
   Pipelines and other transportation assets, at cost .....................................          1,582        1,582
   Furniture, fixtures and equipment ......................................................          3,596        3,596
                                                                                              ------------    ---------
                                                                                                   455,554      430,227
   Less:  Accumulated depreciation, depletion and amortization ............................       (289,798)    (286,684)
                                                                                              ------------    ---------
     Total property and equipment, net ....................................................        165,756      143,543
                                                                                              ------------    ---------
   Restricted cash ........................................................................          7,500        7,500
   Other non-current assets, net ..........................................................            526          492
                                                                                              ------------    ---------
     Total assets .........................................................................   $    203,782    $ 209,330
                                                                                              ============    =========

LIABILITIES:
   Accounts payable and accrued expenses ..................................................   $     25,207    $  34,808
   Accounts payable - drilling programs ...................................................            115          163
   Current portion of long-term debt ......................................................          8,598        8,406
                                                                                              ------------    ---------
     Total current liabilities ............................................................         33,920       43,377
                                                                                              ------------    ---------
   Long-term debt .........................................................................        246,165      246,993
                                                                                              ------------    ---------
     Total liabilities ....................................................................        280,085      290,370
                                                                                              ------------    ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31, 1999 and March 31, 2000; 1,363,319 and 1,365,173 shares issued and outstanding at
     December 31, 1999 and March 31, 2000, respectively (liquidation values at
     December 31, 1999 and March 31, 2000 of $41,824 and $42,777, respectively) ...........          2,045        2,048
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 1999 and March 31, 2000; 13,212,005 and 13,211,449 shares issued and outstanding at
     December 31, 1999 and March 31, 2000, respectively ...................................          1,321        1,321
   Additional paid-in capital .............................................................        301,516      301,513
   Accumulated deficit ....................................................................       (381,185)    (385,922)
                                                                                              ------------    ---------
     Total stockholders' deficit ..........................................................        (76,303)     (81,040)
                                                                                              ------------    ---------
   Total liabilities and stockholders' deficit ............................................   $    203,782    $ 209,330
                                                                                              ============    =========


See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                       1999                2000
                                                                     --------            --------
                                                                                       (UNAUDITED)
REVENUES:
   Oil and gas revenues ..........................................   $ 15,507            $ 15,227
   Interest and other income .....................................        161                 313
   Gain on sale of oil and gas properties ........................         --               3,361
                                                                     --------            --------
   Total revenues ................................................     15,668              18,901
                                                                     --------            --------

COSTS AND EXPENSES:
   Production expenses ...........................................      5,284               2,855
   Exploration expenses ..........................................      1,370               2,321
   General and administrative expenses ...........................      1,374               1,630
   Interest and other debt expenses ..............................      8,666               8,809
   Depreciation, depletion and amortization ......................      9,960               8,023
                                                                     --------            --------
   Total expenses ................................................     26,654              23,638
                                                                     --------            --------

Loss before income taxes .........................................    (10,986)             (4,737)
Income taxes .....................................................         --                  --
                                                                     --------            --------
Net loss .........................................................    (10,986)             (4,737)
   Less: cumulative preferred stock dividends ....................     (1,137)               (895)
                                                                     --------            --------
Net loss applicable to common stock ..............................   $(12,123)           $ (5,632)
                                                                     ========            ========

Basic and diluted loss per common share ..........................   $   (.96)           $   (.43)
                                                                     ========            ========

Weighted average common shares outstanding .......................     12,602              13,212


See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                    1999                2000
                                                                                  --------            --------
                                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
   Net loss ...................................................................   $(10,986)           $ (4,737)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .................................      9,960               8,023
     Gain on sale of properties ...............................................         --              (3,361)
     Gain on debt redemption ..................................................         --                 (46)
     Exploration expenses .....................................................      1,370               2,321
     Accretion and amortization of debt expenses ..............................      1,233                 926
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ...............................        196              (4,764)
     Decrease in prepaid expenses and other current assets ....................        353                 150
     Decrease in other non-current assets .....................................          3                  34
     Increase in accounts payable and accrued expenses ........................      1,969               9,649
                                                                                  --------            --------
   Net cash provided by operating activities ..................................      4,098               8,195
                                                                                  --------            --------

INVESTING ACTIVITIES:
   Capital expenditures .......................................................     (5,823)             (4,601)
   Proceeds from the sale of oil and gas properties ...........................         --              19,831
                                                                                  --------            --------

   Net cash (used in) provided by investing activities ........................     (5,823)             15,230
                                                                                  --------            --------

FINANCING ACTIVITIES:
   Redemption of subordinated debentures ......................................         --                (244)
                                                                                  --------            --------
   Net cash used in financing activities ......................................         --                (244)
                                                                                  --------            --------
(Decrease) increase in cash and cash equivalents ..............................     (1,725)             23,181
Cash and cash equivalents, beginning of period ................................      8,435              10,370
                                                                                  --------            --------
Cash and cash equivalents, end of period ......................................   $  6,710            $ 33,551
                                                                                  ========            ========


See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

         The consolidated balance sheet as of December 31, 1999 has been derived from the December 31, 1999 audited consolidated financial statements. The consolidated statements of income and cash flows for the three months ended March 31, 1999 have been derived from the March 31, 1999 audited consolidated financial statements. The consolidating condensed balance sheet as of December 31, 1999 and the consolidating condensed statements of income (loss) and cash flows for the three months ended March 31, 1999 have been derived from the Notes to consolidated financial statements included in the March 31, 1999 audited consolidated financial statements.

NOTE 2 - SALE OF A PORTION OF VOLUMETRIC OVERRIDING ROYALTY INTEREST

         In March 2000, the Company sold a portion of its volumetric overriding royalty interest ("VORI") (the "VORI Sale"). The net proceeds from the VORI Sale were approximately $19.8 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003. In the first quarter of 2000 the Company recognized a gain of approximately $3.4 million related to this transaction.

NOTE 3 - REDEMPTION OF CONVERTIBLE SUBORDINATED DEBENTURES

         In the first quarter of 2000, the Company retired $0.3 million face amount of its 8 1/2% Convertible Subordinated Debentures. The settlement payments included principal amounts of $0.2 million and accrued interest of $7,000. On April 3, 2000, the Company paid off the remaining principal of $8.4 million and interest of $0.4 million on its outstanding 8 1/2% Convertible Subordinated Debentures.

NOTE 4 - PREFERRED STOCK

         The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through May 1, 2000, aggregating approximately $8.9 million, covering ten quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

         In March 2000, a class action suit was brought against the Company in the Court of Chancery of the State of Delaware, complaining, among other things, that the Company had not taken necessary steps to facilitate the election of two additional directors to its board by preferred stockholders. Under the charter provisions relating to the Company's preferred stock, upon the occasion of the dividends not being paid on such preferred stock for six quarters, the preferred stockholders are, as a class entitled to elect two directors to the Company's board. Among the relief sought in such proceeding are an injunction directing the Company to create new directorships for nominations from preferred stockholders at the 2000 annual meeting of stockholders, directing that past dividends be paid, declaring that the Company's reverse stock split in 1999, which involved the settlement of fractional shares by the payment of a small amount of cash (less than $1,500) by the Company, constituted a repurchase of common shares in violation of the preferred stock charter provisions and was therefore void and other relief. The Company has consistently acknowledged, publicly and privately, the rights of such preferred stockholders to elect two directors and believes it has not in any way encumbered the preferred shareholders from exercising such rights. The Company believes that the complaint and the relief sought are wholly without merit and will vigorously defend its positions in such proceedings.

NOTE 5 - EARNINGS PER SHARE

         The basic loss per common share as shown on the Consolidated Statements of Loss reflects net loss less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted loss per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the three months ended March 31, 2000 and 1999, all potentially dilutive securities are anti-dilutive and therefore are not included in the diluted earnings per share ("EPS") calculation. Potentially dilutive securities outstanding at March 31, 2000 that could impact EPS in the future include stock options granted to employees to purchase 0.4 million common shares and the Preferred Stock which can be converted into 0.5 million common shares.

         In 1999, the Company effected a 1 for 10 reverse common stock split; all historical share and per share data appearing in this document have been restated to reflect this reverse stock split.

NOTE 6 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8 % Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly-owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1999 and March 31, 2000, consolidating condensed statements of income
               (loss) for the three months ended March 31, 1999 and 2000 and consolidating condensed statements of cash flows for the three months ended March 31, 1999 and March 31, 2000.

         2. Contour Energy Co. (the "Parent"), combined Guarantor Subsidiaries (other than Concorde), Concorde and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                             COMBINED                  COMBINED
                                                            GUARANTOR                NON-GUARANTOR
                                                PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ----------   ------------   --------   -------------   ------------    ------------
ASSETS:
   Current assets .........................   $  334,360   $    128,855   $  6,317   $         737   $   (440,269)   $     30,000
   Property and equipment, net ............           --        161,107         --           6,141         (1,492)        165,756
   Restricted cash ........................           --          7,500         --              --             --           7,500
   Other non-current assets, net ..........     (149,279)        11,540         --              --        138,265             526
                                              ----------   ------------   --------   -------------   ------------    ------------
     Total assets .........................   $  185,081   $    309,002   $  6,317   $       6,878   $   (303,496)   $    203,782
                                              ==========   ============   ========   =============   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ....................   $   15,219   $    456,789   $  1,501   $         680   $   (440,269)   $     33,920
   Long-term debt .........................      246,165             --         --              --             --         246,165
   Stockholders' deficit ..................      (76,303)      (147,787)     4,816           6,198        136,773         (76,303)
                                              ----------   ------------   --------   -------------   ------------    ------------
     Total liabilities and
    stockholders' deficit .................   $  185,081   $    309,002   $  6,317   $       6,878   $   (303,496)   $    203,782
                                              ==========   ============   ========   =============   ============    ============

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                 MARCH 31, 2000
                                 (IN THOUSANDS)


                                                             COMBINED                  COMBINED
                                                            GUARANTOR                NON-GUARANTOR
                                                PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ----------   ------------   --------   -------------   ------------    ------------
ASSETS:
   Current assets .........................   $  334,063   $    133,619   $ 10,722   $         922   $   (421,531)   $     57,795
   Property and equipment, net ............           --        138,114         --           5,811           (382)        143,543
   Restricted cash ........................           --          7,500         --              --             --           7,500
   Other non-current assets, net ..........     (145,067)        11,765         --              --        133,794             492
                                              ----------   ------------   --------   -------------   ------------    ------------
     Total assets .........................   $  188,996   $    290,998   $ 10,722   $       6,733   $   (288,119)   $    209,330
                                              ==========   ============   ========   =============   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ....................   $   23,043   $    435,682   $  5,485   $         697   $   (421,530)   $     43,377
   Long-term debt .........................      246,993             --         --              --             --         246,993
   Stockholders' deficit ..................      (81,040)      (144,684)     5,237           6,036        133,411         (81,040)
                                              ----------   ------------   --------   -------------   ------------    ------------
     Total liabilities and
         stockholders' deficit ............   $  188,996   $    290,998   $ 10,722   $       6,733   $   (288,119)   $    209,330
                                              ==========   ============   ========   =============   ============    ============


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)


                                                               COMBINED                  COMBINED
                                                               GUARANTOR                NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                 ----------   ------------   --------   -------------   ------------  ------------

Revenues .....................................   $       --   $     13,732   $    603   $      1,387    $        (54) $     15,668
Costs and expenses ...........................       (8,701)       (16,684)      (122)        (1,003)           (144)      (26,654)
Equity in earnings (loss) of subsidiaries ....       (2,285)           865         --             --           1,420            --
                                                 ----------   ------------   --------   ------------    ------------  ------------
  Net income (loss) ..........................   $  (10,986)  $     (2,087)  $    481   $        384    $      1,222  $    (10,986)
                                                 ==========   ============   ========   ============    ============  ============


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)



                                                           COMBINED                  COMBINED
                                                          GUARANTOR                NON-GUARANTOR
                                              PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ----------   ------------   --------   -------------   ------------    ------------
Revenues ................................   $       --   $     16,904   $    655   $         763   $        579    $     18,901
Costs and expenses ......................       (8,950)       (14,461)      (235)           (522)           530         (23,638)
Equity in earnings of subsidiaries ......        4,213            659         --              --         (4,872)             --
                                            ----------   ------------   --------   -------------   ------------    ------------
  Net income (loss) .....................   $   (4,737)  $      3,102   $    420   $         241   $     (3,763)   $     (4,737)
                                            ==========   ============   ========   =============   ============    ============

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)


                                                             COMBINED                  COMBINED
                                                             GUARANTOR                NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ----------   ------------   --------   -------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................  $  (10,986)  $     (2,087)  $    481   $         384   $      1,222   $    (10,986)
   Non-cash income (loss) adjustments .......       3,517          9,835         --             433         (1,222)        12,563
   Changes in operating assets
     and liabilities ........................       7,188         (4,370)      (481)            184             --          2,521
                                               ----------   ------------   --------   -------------   ------------   ------------
Net cash provided by (used in)
   operating activities .....................        (281)         3,378         --           1,001             --          4,098
                                               ----------   ------------   --------   -------------   ------------   ------------

INVESTING ACTIVITIES:
   Capital expenditures .....................          --         (5,823)        --              --             --         (5,823)
   Distributions from partnerships ..........          --          1,001         --              --         (1,001)            --
                                               ----------   ------------   --------   -------------   ------------   ------------
 Net cash used in investing activities ......          --         (4,822)        --              --         (1,001)        (5,823)
                                               ----------   ------------   --------   -------------   ------------   ------------

FINANCING ACTIVITIES:
     Distributions to partners ..............          --             --         --          (1,001)         1,001             --
                                               ----------   ------------   --------   -------------   ------------   ------------
Net cash provided by (used in) financing
   activities ...............................          --             --         --          (1,001)         1,001             --
                                               ----------   ------------   --------   -------------   ------------   ------------

Decrease in cash
   and cash equivalents .....................        (281)        (1,444)        --              --             --         (1,725)
Cash and cash equivalents,
   beginning of period ......................         275          8,160         --              --             --          8,435
                                               ----------   ------------   --------   -------------   ------------   ------------
Cash and cash equivalents,
     end of period ..........................  $       (6)  $      6,716   $     --   $          --   $         --   $      6,710
                                               ==========   ============   ========   =============   ============   ============

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)


                                                              COMBINED                  COMBINED
                                                              GUARANTOR                NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------   ------------   --------   -------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................   $   (4,737)  $      3,102   $    420   $         241   $     (3,763)  $     (4,737)
   Non-cash income (loss) adjustments .......       (3,332)         7,213         --             220          3,762          7,863
   Changes in operating assets
     and liabilities ........................        8,313         (2,657)      (420)           (168)             1          5,069
                                                ----------   ------------   --------   -------------   ------------   ------------
Net cash provided by operating activities ...          244          7,658         --             293             --          8,195
                                                ----------   ------------   --------   -------------   ------------   ------------

INVESTING ACTIVITIES:
   Capital expenditures .....................           --         (4,708)        --             107             --         (4,601)
   Proceeds from sale of property ...........           --         19,831         --              --             --         19,831
   Distributions from partnerships ..........           --            400         --              --           (400)            --
                                                ----------   ------------   --------   -------------   ------------   ------------
Net cash provided by investing activities ...           --         15,523         --             107           (400)        15,230
                                                ----------   ------------   --------   -------------   ------------   ------------

FINANCING ACTIVITIES:
     Redemption on subordinated debentures ..         (244)            --         --              --             --           (244)
     Distributions to partners ..............           --             --         --            (400)           400             --
                                                ----------   ------------   --------   -------------   ------------   ------------
   Net cash used in financing activities ....         (244)            --         --            (400)           400           (244)
                                                ----------   ------------   --------   -------------   ------------   ------------

Increase in cash and
   cash equivalents .........................           --         23,181         --              --             --         23,181
Cash and cash equivalents,
   beginning of period ......................           12         10,358         --              --             --         10,370
                                                ----------   ------------   --------   -------------   ------------   ------------
Cash and cash equivalents,
   end of period ............................   $       12   $     33,539   $     --   $          --   $         --   $     33,551
                                                ==========   ============   ========   =============   ============   ============

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 2000, the Company used price swap agreements. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

         Through natural gas price swap agreements, the Company hedged approximately 66% and 49% of its natural gas production for the three months ended March 31, 1999 and 2000, respectively, at average NYMEX quoted prices of $2.27 and $2.48, per Mmbtu, respectively, before transaction and transportation costs. As of March 31, 2000, 6,420,000 Mmbtus of natural gas production for April through October 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.60 per Mmbtu before transaction and transportation costs. Through crude oil price swap agreements, the Company hedged approximately 67% of its crude oil production for the three months ended March 31, 2000 at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. No crude oil was hedged in the three month period ended March 31, 1999. As of March 31, 2000, 107,000 bbls of crude oil production for March 2000 through August 2000 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $27.00 per bbl before transaction and transportation costs. Hedging activities increased oil and gas revenues by approximately $2.5 million in the three months ended March 31, 1999, and decreased oil and gas revenues by approximately $0.2 million for the three months ended March 31, 2000, as compared to estimated revenues had no hedging activities been conducted. At March 31, 2000, the unrealized loss on the Company's existing hedging instruments for future production months in 2000 approximated $1.9 million.

RESULTS OF OPERATIONS

              The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company's oil and natural gas operations for the periods indicated.

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              ----------------------
                                                                                                1999         2000
                                                                                              ---------    ---------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls).................................................      82.8        112.3
   Natural gas (Mmcf)........................................................................     7,247        4,808
   Natural gas equivalent (Mmcfe)............................................................     7,744        5,482
AVERAGE SALES PRICE PER UNIT (INCLUDING THE EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl)............................................... $   11.63    $   23.69
   Natural gas (per Mcf).....................................................................      1.97         2.51
   Natural gas equivalent (per Mcfe).........................................................      1.97         2.69
COST PER MCFE:
   Lifting costs............................................................................. $     .59    $     .44
   Severance and ad valorem taxes............................................................       .10          .08
   General and administrative expenses.......................................................       .18          .30
   Depreciation, depletion and amortization (oil and gas activities).........................      1.20         1.44
   Interest expense, excluding accretion and amortization....................................       .96         1.44


         The Company's oil and gas revenues of $15.2 million for the first quarter of 2000 decreased 2% compared to $15.5 million in the same period of 1999 primarily as a result of a decrease in gas production (34%) which was related to the sale of interests in certain north Louisiana fields to Phillips Petroleum Company ("Phillips Transaction") in the second quarter of 1999 (see Liquidity and Capital Resources). Partially offsetting this gas production decline was higher oil production (36%) related to increases in offshore oil production, higher gas prices (27%) and higher oil prices (104%). The first quarter of 2000 includes a gain of $3.4 million on the sale of a portion of the Company's volumetric overriding royalty interest ("VORI"), (see Liquidity and Capital Resources).

         Interest and other income increased from $0.2 million in the first quarter of 1999 to $0.3 million in the first quarter of 2000. This increase was due to higher average cash balances in the current period and a $46,000 gain related to the partial redemption of the Company's 8 1/2% Convertible Subordinated Debentures.

         Production expenses for the first quarter of 2000 decreased 45% to $2.9 million from $5.3 million in the same period last year, resulting primarily from the Phillips Transaction and lower workover expenses. Lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the first quarter of 2000 decreased 25% to $0.44, when compared to the same period in 1999, reflecting higher workover expenses in the first quarter of 1999 and an ongoing cost reduction program on Company operated properties.

         Exploration expenses totaled $2.3 million in the first quarter of 2000 and $1.4 million in the corresponding period of 1999, an increase of 64%, due to higher dry hole expenses and higher unevaluated leasehold abandonment expenses.

         General and administrative ("G&A") expenses of $1.6 million in the first quarter of 2000 increased 14% compared to $1.4 million in the corresponding period last year. Reductions of $0.4 million in G&A expense for allocations to exploration expense and in overhead recovery masked an overall 8% decline in total G&A expenses compared to the first quarter of 1999. On a unit basis, G&A expenses were $0.30 per Mcfe in the first quarter of 2000 compared to $0.18 per Mcfe in the corresponding quarter of 1999.

         Interest and other debt expenses of $8.8 million in the first quarter of 2000 increased 1% from $8.7 million in the same period of 1999. The increase in interest expense resulted primarily from higher average interest rates during the current period due to the issuance of the 14% Senior Secured Notes in May 1999. In addition to its 2000 cash interest expense of $7.9 million, the Company recorded non-cash charges in the first quarter of 2000 of $0.6 million for amortization of debt issuance costs, $0.2 million for accretion of note discount and $0.1 million for accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expense decreased 20% from $10.0 million in the first quarter of 1999 to $8.0 million in the current period, primarily as a result of lower natural gas production related to the Phillips Transaction, partially offset by $1.3 million of DD&A expense in the current period related to the Bayou Sauveur field (Bourg wells). This results from the amortization of the total well costs of both the Bourg no.1 and Bourg no. 2 wells over the current proved developed reserves in the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.20 per Mcfe in the first quarter 1999 compared to $1.44 per Mcfe in the current period. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the first quarter of 2000 was $1.22 per Mcfe.

         The Company recognized a net loss of $4.7 million in the first quarter of 2000 and a net loss of $11.0 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by operating activities, before working capital adjustments, during the first three months of 2000 aggregated $3.1 million. Funds provided by investing activities were comprised of proceeds from the sale of oil and gas properties of $19.8 million (see below), partially offset by capital expenditures of $4.6 million. Funds used in financing activities of $0.2 million were comprised of the partial redemption of the Company's 8 1/2% Convertible Subordinated Debentures. As result of these activities, cash and cash equivalents increased from $10.4 million at December 31, 1999 to $33.6 million as of March 31, 2000. As of March 31, 2000, the Company had working capital of $14.4 million, compared to a working capital deficit of $3.9 million at the end of 1999. In April 2000, the Company expended $24.2 million for principal and interest, including repayment of the remaining principal of $8.4 million and interest of $0.4 million on its outstanding 8 1/2% Convertible Subordinated Debentures .

         In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. Pursuant to the agreement, the Company (1) received an $83 million cash payment
(2) retained the 42 Bcf, 8-year VORI and a 1% override on the excess of production above such VORI and (3) retained 25% of its working interest in the Cotton Valley formation.

         In March 2000, the Company sold a portion of its VORI (the "VORI Sale"). The net proceeds from the VORI Sale were approximately $19.8 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003. In the first quarter of 2000 the Company recognized a gain of approximately $3.4 million related to this transaction. Proceeds from the VORI Sale are included in the Company's cash balance as of March 31, 2000.

         Capital Resources. In 1999, after the Company paid all amounts outstanding under its credit facility, the credit facility was terminated and the Company is not likely to have access to a revolving credit facility to supplement its cash needs. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month.

         The Company has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above and the VORI Sale, have provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as the Company does not have a revolving credit facility, the Company does not have ready access to incremental sources of capital to supplement its operational requirements. The Company believes that it has the ability for the foreseeable future based on current market conditions and operating performance, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, there can be no assurance that the Company will be able to fund future obligations.

         The Company had $268.2 million principal amount of debt outstanding as of March 31, 2000 ($255.4 million recorded on the balance sheet), requiring $31.1 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $42.8 million at March 31, 2000, including dividend arrearages of $8.6 million. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through May 1, 2000, aggregating approximately $9.0 million, covering ten quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board at each meeting of stockholders at which directors are to be elected during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive. See Part II Item 1, Legal Proceedings.

         Capital Commitments. The Company's 2000 capital expenditure budget provides for $15.0 million to be expended on development drilling and exploratory activities primarily in south Louisiana and the shallow waters of the Gulf of Mexico. As with the Company's other obligations discussed above, funding for this level of capital expenditures will be provided by cash on hand and cash flow from operations which is dependent on a number of variables, including commodity prices, production levels and operating costs. In the first three months of 2000, the Company expended $2.4 million on exploration and development drilling and participated in drilling 6 gross (1.38 net) wells, of which 5 gross (1.07 net) wells were completed and 1 gross (0.31 net) well was dry. As of the end of the quarter, the Company was participating in the drilling/completing of 1 gross (0.33 net) wells.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses its Senior and Subordinated debt instruments to finance a significant portion of its operations. The Company is exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In 2000, the Company used price swap agreements to reduce exposure to downward price fluctuations for its natural gas and crude oil production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and crude oil price swap agreements, the table presents notional amounts in Mmbtus and bbls at weighted average prices for contracts in place at March 31, 2000.

                                                 MATURITY DATE
                              ----------------------------------------------------
                                                                                                               FAIR VALUE
                                 2000       2001      2002       2003       2004    THEREAFTER       TOTAL     @ 3/31/00
                              ----------  --------  ---------  ---------  --------  ----------     ---------   ----------
Fixed Debt:
   14.00% (Maturity) (1).....                       $   4,120  $ 100,720                           $ 104,840   $  102,743
   8.50% (Maturity).......... $    8,406                                                               8,406        8,406
   10.38% (Maturity).........                                                       $  155,000       155,000       69,750
                              ----------            ---------  ---------            ----------     ---------   ----------
Total Maturity............... $    8,406            $   4,120  $ 100,720            $  155,000     $ 268,246   $  180,899
                              ==========            =========  =========            ==========     =========   ==========
Blended weighted
   average interest rate.....       8.50%               14.00%     14.00%                10.38%

Commodity price
   derivatives:
Price swaps:
   Notional amounts:
   Natural gas (Mmbtus) .....  6,420,000
   Weighted average price.... $     2.60
   Fair value at 3/31/00(2)..                                                                                  $  (2,027)

   Crude oil (bbls) .........    107,000
   Weighted average price.... $    27.00
   Fair value at 3/31/00(2)..                                                                                  $     101



(1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.
(2) Represents estimated amounts to settle the contracts at March 31, 2000.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 13 and 14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of May 1, 2000, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $9.0 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:     EXHIBIT
              -------     -------
                27        Financial Data Schedule (included only in the
                          electronic filing of this document).

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the first quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CONTOUR ENERGY CO.



Date: May 15, 2000                    By:            /s/ Rick G. Lester
                                           ------------------------------------
                                                       Rick G. Lester
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER:     EXHIBIT
              -------     -------
                27        Financial Data Schedule (included only in the
                          electronic filing of this document).