Form 10-Q
period 2000-06-30
CONTOUR ENERGY CO
filed 2000-08-11
CIK 930529

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


FOR THE QUARTER ENDED JUNE 30, 2000                  COMMISSION FILE NO. 0-25214

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    TITLE OF CLASS                                OUTSTANDING AT JULY 31, 2000
    --------------                                ----------------------------
     Common Stock                                          13,211,449

================================================================================

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
   Item 1. Financial Statements:
   Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited)........................   2

   Consolidated Statements of Income (Loss) for the three months and six months ended
     June 30, 1999 and 2000 (unaudited).....................................................................   3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 2000 (unaudited).....................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............  12

   Item 3. Quantitative and Qualitative Disclosure About Market Risk........................................  17

PART II.  OTHER INFORMATION.................................................................................  18

   Item 1. Legal Proceedings................................................................................  18

   Item 3. Arrearages in Payment of Dividends...............................................................  18

   Item 4. Submission of Matters to a Vote of Security Holders..............................................  19

   Item 6. Exhibits and Reports on Form 8-K.................................................................  19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,        JUNE 30,
                                                                                         1999               2000
                                                                                      ------------        --------
                                                                                                       (UNAUDITED)
ASSETS:
   Cash and cash equivalents.........................................................  $   10,370        $   16,582
   Accounts receivable...............................................................      18,389            22,550
   Accounts receivable - drilling programs...........................................         199               159
   Prepaid expenses and other current assets.........................................       1,042             2,877
                                                                                       ----------        ----------
     Total current assets............................................................      30,000            42,168
                                                                                       ----------        ----------
   Oil and gas properties, successful efforts method:
     Unproved properties, net........................................................      22,260            21,749
     Properties subject to amortization..............................................     428,116           404,922
   Pipelines and other transportation assets, at cost ...............................       1,582             1,582
   Furniture, fixtures and equipment.................................................       3,596             3,603
                                                                                       ----------        ----------
                                                                                          455,554           431,856
   Less:  Accumulated depreciation, depletion and amortization.......................    (289,798)         (289,102)
                                                                                       ----------        ----------
     Total property and equipment, net...............................................     165,756           142,754
                                                                                       ----------        ----------
   Restricted cash ..................................................................       7,500             7,500
   Other non-current assets, net.....................................................         526                26
                                                                                       ----------        ----------
Total assets.........................................................................  $  203,782        $  192,448
                                                                                       ==========        ==========
LIABILITIES:
   Accounts payable and accrued expenses.............................................  $   25,207        $   24,995
   Accounts payable - drilling programs..............................................         115               165
   Current portion of long-term debt.................................................       8,598                --
                                                                                       ----------        ----------
     Total current liabilities.......................................................      33,920            25,160
                                                                                       ----------        ----------
   Long term debt....................................................................     246,165           247,827
                                                                                       ----------        ----------
Total liabilities....................................................................     280,085           272,987
                                                                                       ----------        ----------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
     1999 and June 30, 2000; 1,363,319 and 1,365,173 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively
     (liquidation values at December 31, 1999 and June 30, 2000
     of $41,824 and $43,673, respectively)...........................................       2,045             2,048
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31,
     1999 and June 30, 2000; 13,211,449 shares issued and outstanding at
     December 31, 1999 and June 30, 2000.............................................       1,321             1,321
   Additional paid-in capital........................................................     301,516           301,513
   Accumulated deficit...............................................................    (381,185)         (385,421)
                                                                                       ----------        ----------
Total stockholders' deficit..........................................................     (76,303)          (80,539)
                                                                                       ----------        ----------
Total liabilities and stockholders' deficit..........................................  $  203,782        $  192,448
                                                                                       ==========        ==========

See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------     --------------------------
                                                               1999           2000            1999            2000
                                                            ---------      ----------      ----------      ----------
REVENUES:
   Oil and gas revenues...................................  $  12,850      $   17,415      $   28,357      $   32,642
   Interest and other income..............................        903             377           1,064             690
   Gain on sale of oil and gas properties.................     25,691           3,974          25,691           7,335
                                                            ---------      ----------      ----------      ----------
   Total revenues.........................................     39,444          21,766          55,112          40,667
                                                            ---------      ----------      ----------      ----------
EXPENSES:
   Production expenses....................................      4,264           2,629           9,548           5,484
   Exploration expenses...................................      1,742           2,146           3,112           4,467
   General and administrative expenses....................      2,661           1,828           4,035           3,458
   Interest and other debt expenses.......................     11,301           8,548          19,967          17,357
   Depreciation, depletion and amortization...............      8,066           6,114          18,026          14,137
                                                            ---------      ----------      ----------      ----------
   Total expenses.........................................     28,034          21,265          54,688          44,903
                                                            ---------      ----------      ----------      ----------
Income (loss) before income taxes and extraordinary item..     11,410             501             424          (4,236)
Income taxes..............................................         --              --              --              --
                                                            ---------      ----------      ----------      ----------
Net income (loss) before extraordinary item...............     11,410             501             424          (4,236)
Extraordinary gain........................................     10,972              --          10,972              --
                                                            ---------      ----------      ----------      ----------
Net income (loss).........................................     22,382             501          11,396          (4,236)
   Less: cumulative preferred stock dividends.............     (1,137)           (897)         (2,274)         (1,792)
                                                            ---------      ----------      ----------      ----------
Net income (loss) applicable to common stock..............  $  21,245      $     (396)     $    9,122      $   (6,028)
                                                            =========      ===========     ==========      ==========
Basic and diluted income (loss) per common share
  before extraordinary item...............................  $     .82      $     (.03)     $     (.15)     $     (.46)

Basic and diluted income (loss) per common share..........  $    1.69      $     (.03)     $      .72       $    (.46)

Basic and diluted weighted average common shares
  outstanding.............................................     12,602          13,211          12,602          13,212

See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                        -----------------------------
                                                                                           1999               2000
                                                                                        ----------         ----------
OPERATING ACTIVITIES:
   Net income (loss) .................................................................  $   11,396         $   (4,236)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Gain on sale of assets...........................................................     (25,691)            (7,335)
     Extraordinary gain...............................................................     (10,972)                --
     Gain on debt redemption..........................................................          --                (46)
     Depreciation, depletion and amortization.........................................      18,026             14,137
     Exploration expenses.............................................................       3,112              4,467
     Accretion and amortization of debt expenses and other expenses...................       2,847              1,765
   Changes in operating assets and liabilities:
     Increase in accounts receivable..................................................      (1,111)            (4,121)
     Increase in prepaid expenses and other current assets............................         (72)            (1,835)
     (Increase) decrease in other non-current assets..................................      (1,035)               500
     Decrease in accounts payable and accrued expenses................................        (556)              (162)
                                                                                        ----------         ----------
   Net cash (used in) provided by operating activities................................      (4,056)             3,134
                                                                                        -----------        ----------
INVESTING ACTIVITIES:
   Expenditures for capital and exploration activities................................      (8,950)           (12,074)
   Acquisition purchase price adjustment..............................................       6,889                 --
   Proceeds from sale of properties...................................................      74,400             23,807
                                                                                        ----------         ----------
   Net cash provided by investing activities..........................................      72,339             11,733
                                                                                        -----------        ----------
FINANCING ACTIVITIES:
   Proceeds from long-term borrowings.................................................       4,000                 --
   Principal payments on long-term borrowings.........................................    (115,500)                --
   Proceeds from sale of notes, net...................................................     126,297                 --
   Redemption of senior secured notes.................................................     (36,400)                --
   Redemption and retirement of subordinated and senior notes.........................     (28,651)            (8,650)
   Other..............................................................................          --                 (5)
                                                                                        ----------         -----------
   Net cash used in financing activities..............................................     (50,254)            (8,655)
                                                                                        -----------        -----------
Increase in cash and cash equivalents.................................................      18,029              6,212
Cash and cash equivalents, beginning of period........................................       8,435             10,370
                                                                                        ----------         ----------
Cash and cash equivalents, end of period..............................................  $   26,464         $   16,582
                                                                                        ==========         ==========

See Notes to Consolidated Financial Statements.

                           CONTOUR ENERGY CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 - REDEMPTION AND RETIREMENT OF CONVERTIBLE SUBORDINATED DEBENTURES

         In the first quarter of 2000, the Company retired $0.3 million face amount of its 8 1/2% Convertible Subordinated Debentures. The settlement payments included principal amounts of $0.2 million and accrued interest of $7,000.

         On April 3, 2000, the Company paid, at maturity, the remaining principal of $8.4 million and interest of $0.4 million on its outstanding 8 1/2% Convertible Subordinated Debentures.

NOTE 3 - PREFERRED STOCK

         The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through August 1, 2000, aggregating approximately $9.9 million, covering eleven quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive.

         In March 2000, a class action suit was brought against the Company in the Court of Chancery of the State of Delaware, complaining, among other things, that the Company had not taken necessary steps to facilitate the election of two additional directors to its board by preferred stockholders. Under the charter provisions relating to the Company's preferred stock, upon the occasion of the dividends not being paid on such preferred stock for six quarters, the preferred stockholders are, as a class, entitled to elect two directors to the Company's board. Among the relief sought in such proceeding was an injunction directing the Company to create new directorships for nominations from preferred stockholders at the 2000 annual meeting of stockholders, directing that past dividends be paid, declaring that the Company's reverse stock split in 1999, which involved the settlement of fractional shares by the payment of a small amount of cash (less than $1,500) by the Company, constituted a repurchase of common shares in violation of the preferred stock charter provisions and was therefore void and other relief. The Company has consistently acknowledged, publicly and privately, the rights of such preferred stockholders to elect two directors and believes it has not in any way encumbered the preferred shareholders from exercising such rights.

        The Company and plaintiffs reached a settlement of the class action suit that included (i) the process of nominating and electing two additional directors to the Company's Board of Directors, (ii) agreement by the Company to defer its preferred stock recapitalization plans until after such election,
(iii) payment by the Company of plaintiffs' attorneys' fees of $350,000 plus expenses capped at $20,000, and (iii) dismissal with prejudice of all other complaints, including all complaints involving the 1999 common stock 1 for 10 reverse split. At the July 25, 2000 annual meeting of shareholders, two additional directors were elected to the board of directors of the Company in compliance with the settlement. On August 7, 2000, the settlement was approved by the Court of Chancery of the State of Delaware.

NOTE 4 - SALE OF OIL AND GAS PROPERTIES

         In March 2000, the Company sold a portion of its volumetric overriding royalty interest ("VORI") (the "VORI Sale"). The net proceeds from the VORI Sale were approximately $19.8 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003. In the first quarter of 2000 the Company recognized a gain of approximately $3.4 million related to this transaction. In the second quarter of 2000, the Company sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

NOTE 5 - EARNINGS PER SHARE

         The basic income (loss) per common share before extrordinary item and the basic income (loss) per common share as shown on the Consolidated Statements of Income (Loss) reflects net income (loss) before extraordinary item and net income (loss), respectively, less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted income (loss) per common share before extraordinary item and the diluted income (loss) per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. In 1999 both basic and diluted earnings per share ("EPS") have been restated to reflect the 1 for 10 reverse stock split. The extraordinary gain per common share for the three and six month periods ended June 30, 1999 was $0.87 per share. For the three and six months ended June 30, 1999, potentially dilutive stock options were not in the money and the remaining potentially dilutive securities were anti-dilutive and therefore not included in the EPS calculations. For the three and six months ended June 30, 2000, all potentially dilutive securities are anti-dilutive and therefore are not included in the diluted EPS calculation. Potentially dilutive securities outstanding at June 30, 2000 that could impact EPS in the future include stock options granted to employees to purchase 0.4 million common shares and the Preferred Stock which can be converted into approximately 0.5 million common shares.

NOTE 6 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10u% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly-owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

     1. Consolidating condensed balance sheets as of December 31, 1999 and June 30, 2000, consolidating condensed statements of income (loss) for the three months and six months ended June 30, 1999 and 2000 and consolidating condensed statements of cash flows for the six months ended June 30, 1999 and June 30, 2000.

     2. Contour Energy Co. (the "Parent"), combined Guarantor Subsidiaries (other than Concorde), Concorde and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                        COMBINED                     COMBINED
                                                        GUARANTOR                  NON-GUARANTOR
                                            PARENT     SUBSIDIARIES    CONCORDE     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         -----------   ------------    ---------    ------------    ------------     ------------
ASSETS:
   Current assets......................  $  334,360     $   128,855    $   6,317     $      737      $ (440,269)     $    30,000
   Property and equipment, net.........          --         161,107           --          6,141          (1,492)         165,756
   Restricted cash.....................          --           7,500           --             --              --            7,500
   Other non-current assets, net.......    (149,279)         11,540           --             --         138,265              526
                                         ----------     -----------    ---------     ----------      ----------      -----------
     Total assets......................  $  185,081     $   309,002    $   6,317     $    6,878      $ (303,496)     $   203,782
                                         ==========     ===========    =========     ==========      ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities.................  $   15,219     $   456,789    $   1,501     $      680      $ (440,269)     $    33,920
   Long-term debt......................     246,165              --           --             --              --          246,165
   Stockholders' (deficit) equity......     (76,303)       (147,787)       4,816          6,198         136,773          (76,303)
                                         ----------     -----------    ---------     ----------      ----------      -----------
     Total liabilities and
      stockholders' equity (deficit)...  $  185,081     $   309,002    $   6,317     $    6,878      $ (303,496)     $   203,782
                                         ==========     ===========    =========     ==========      ==========      ===========

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                  JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        COMBINED                       COMBINED
                                                        GUARANTOR                     NON-GUARANTOR
                                            PARENT     SUBSIDIARIES     CONCORDE      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         -----------   ------------     ---------     ------------    ------------     ------------
ASSETS:
   Current assets......................  $  309,874     $   112,736     $  11,746       $      972      $ (393,160)     $    42,168
   Property and equipment, net.........          --         136,844            --            5,637             273          142,754
   Restricted cash.....................          --           7,500            --               --              --            7,500
   Other non-current assets, net.......    (135,879)         11,583            --               --         124,322               26
                                         -----------    -----------     ---------       ----------      ----------      -----------
     Total assets......................  $  173,995     $   268,663     $  11,746       $    6,609      $ (268,565)     $   192,448
                                         ==========     ===========     =========       ==========      ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities.................  $    6,707     $   404,817     $   6,038       $      759      $ (393,161)     $    25,160
   Long-term debt......................     247,827              --            --               --              --          247,827
   Stockholders' (deficit) equity......     (80,539)       (136,154)        5,708            5,850         124,596          (80,539)
                                         -----------    ------------    ---------       ----------      ----------      ------------
     Total liabilities and
         stockholders' equity (deficit)  $  173,995     $   268,663     $  11,746       $    6,609      $ (268,565)     $   192,448
                                         ==========     ===========     =========       ==========      ===========     ===========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                        COMBINED                      COMBINED
                                                        GUARANTOR                    NON-GUARANTOR
                                            PARENT     SUBSIDIARIES     CONCORDE     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         -----------   ------------     ---------    ------------    ------------     ------------
   Revenues............................  $       --     $   36,592     $     187      $    3,547      $     (882)     $    39,444
   Costs and expenses..................     (11,865)       (15,150)         (202)           (748)            (69)         (28,034)
   Equity in earnings (loss) of
     subsidiaries......................      23,275          2,784            --              --         (26,059)              --
   Extraordinary item..................      10,972             --            --              --              --           10,972
                                         ----------     ----------     ---------      ----------      ----------      -----------
     Net income (loss).................  $   22,382     $   24,226     $     (15)     $    2,799      $  (27,010)     $    22,382
                                         ==========     ==========     ==========     ==========      ===========     ===========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        COMBINED                       COMBINED
                                                        GUARANTOR                     NON-GUARANTOR
                                            PARENT     SUBSIDIARIES     CONCORDE      SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         -----------   ------------     ---------     ------------   ------------    ------------
Revenues...............................  $      --      $   20,363     $     682       $      722     $      (1)      $   21,766
Costs and expenses.....................      (8,686)       (12,517)         (210)            (509)          657          (21,265)
Equity in earnings of subsidiaries.....       9,187            685            --               --        (9,872)              --
                                         ----------     ----------     ---------       ----------     ----------      ----------
   Net income (loss)...................  $      501     $    8,531     $     472       $      213     $  (9,216)      $      501
                                         ==========     ==========     =========       ==========     ==========      ==========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                        COMBINED                       COMBINED
                                                        GUARANTOR                     NON-GUARANTOR
                                            PARENT     SUBSIDIARIES     CONCORDE      SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         -----------   ------------     ---------     ------------   ------------    ------------
Revenues...............................  $       --     $   50,324     $     790       $    4,934    $     (936)     $    55,112
Costs and expenses.....................     (20,566)       (31,834)         (324)          (1,751)         (213)         (54,688)
Equity in earnings (loss) of
  subsidiaries.........................      20,990          3,649            --               --       (24,639)              --
Extraordinary item.....................      10,972             --            --               --            --           10,972
                                         ----------     ----------     ---------       ----------    ----------      -----------
  Net income (loss)....................  $   11,396     $   22,139     $     466       $    3,183    $  (25,788)     $    11,396
                                         ==========     ==========     =========       ==========    ===========     ===========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        COMBINED                       COMBINED
                                                        GUARANTOR                     NON-GUARANTOR
                                            PARENT     SUBSIDIARIES     CONCORDE      SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         -----------   ------------     ---------     ------------   ------------    ------------
Revenues...............................  $      --      $   37,267     $   1,337       $    1,485     $     578       $   40,667
Costs and expenses.....................     (17,636)       (26,978)         (445)          (1,031)        1,187          (44,903)
Equity in earnings of subsidiaries.....      13,400          1,346            --               --       (14,746)              --
                                         ----------     ----------     ---------       ----------     ----------      ----------
  Net income (loss)....................  $   (4,236)    $   11,635     $     892       $      454     $ (12,981)      $   (4,236)
                                         ===========    ==========     =========       ==========     ==========      ===========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                              COMBINED                  COMBINED
                                                              GUARANTOR                NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               -----------   ------------   ---------  ------------   ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................   $  11,396      $ 22,139     $   466      $ 3,183        $(25,788)       $  11,396
   Non-cash income (loss) adjustments .......     (29,115)       (7,494)         --       (1,857)         25,788          (12,678)
   Changes in operating assets
      and liabilities .......................      67,710       (62,069)       (466)      (7,949)             --           (2,774)
                                                ---------      --------     -------      -------        --------        ---------
Net cash provided by (used in)
   operating activities .....................      49,991       (47,424)         --       (6,623)             --           (4,056)
                                                ---------      --------     -------      -------        --------        ---------
INVESTING ACTIVITIES:
   Expenditures for capital and exploration
      activities ............................          --        (8,950)         --           --              --           (8,950)
   Proceeds from the sale of properties .....          --        64,974          --        9,426              --           74,400
   Acquisition purchase price adjustment ....          --         6,889          --           --              --            6,889
    Distributions from partnerships .........          --         2,803          --           --          (2,803)              --
                                                ---------      --------     -------      -------        --------        ---------
Net cash provided by (used in) investing
   activities ...............................          --        65,716          --        9,426          (2,803)          72,339
                                                ---------      --------     -------      -------        --------        ---------
FINANCING ACTIVITIES:
    Net payments on long term borrowings ....    (111,500)           --          --           --              --         (111,500)
    Proceeds from sale of notes, net ........     126,297            --          --           --              --          126,297
    Redemption of subordinated & senior notes     (28,651)           --          --           --              --          (28,651)
    Redemption of Senior Secured notes ......     (36,400)           --          --           --              --          (36,400)
    Distributions to partners ...............          --            --          --       (2,803)          2,803               --
                                                ---------      --------     -------      -------        --------        ---------
Net cash provided by (used in) financing
   activities ...............................     (50,254)           --          --       (2,803)          2,803          (50,254)
                                                ---------      --------     -------      -------        --------        ---------
(Decrease) increase in cash
   and cash equivalents .....................        (263)       18,292          --           --              --           18,029
Cash and cash equivalents,
   beginning of period ......................         275         8,160          --           --              --            8,435
                                                ---------      --------     -------      -------        --------        ---------
Cash and cash equivalents,
      end of period .........................   $      12      $ 26,452     $    --      $    --        $     --        $  26,464
                                                =========      ========     =======      =======        ========        =========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                              COMBINED                    COMBINED
                                                              GUARANTOR                  NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES     CONCORDE   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               -----------   ------------     ---------  ------------   ------------    ------------
OPERATING ACTIVITIES:
   Net income (loss) .......................    $ (4,236)       $ 11,634        $ 892        $ 454        $(12,980)       $ (4,236)
   Non-cash income (loss) adjustments ......     (11,681)         11,284           --          405          12,980          12,988
   Changes in operating assets
      and liabilities ......................      24,572         (29,141)        (892)        (157)             --          (5,618)
                                                --------        --------        -----        -----        --------        --------
Net cash provided by (used in) operating
    activities .............................       8,655          (6,223)          --          702              --           3,134
                                                --------        --------        -----        -----        --------        --------
INVESTING ACTIVITIES:
   Expenditures for capital and exploration
      activities ...........................          --         (12,173)          --           99              --         (12,074)
   Proceeds from sale of property ..........          --          23,807           --           --              --          23,807
   Distributions from partnerships .........          --             801           --           --            (801)             --
                                                --------        --------        -----        -----        --------        --------
Net cash provided by investing activities ..          --          12,435           --           99            (801)         11,733
                                                --------        --------        -----        -----        --------        --------
FINANCING ACTIVITIES:
    Redemption and retirement on
      subordinated debentures ..............      (8,650)             --           --           --              --          (8,650)
    Distributions to partners ..............          --              --           --         (801)            801              --
    Other ..................................          (5)             --           --           --              --              (5)
                                                --------        --------        -----        -----        --------        --------
    Net cash (used in) provided by financing
       activities ..........................      (8,655)             --           --         (801)            801          (8,655)
                                                --------        --------        -----        -----        --------        --------
Increase in cash and
   cash equivalents ........................          --           6,212           --           --              --           6,212
Cash and cash equivalents,
   beginning of period .....................          12          10,358           --           --              --          10,370
                                                --------        --------        -----        -----        --------        --------
Cash and cash equivalents,
   end of period ...........................    $     12        $ 16,570        $  --        $  --        $     --        $ 16,582
                                                ========        ========        =====        =====        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 2000, the Company has used price swap agreements and collars. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. To the extent the underlying index (normally NYMEX) closes above the established ceiling the Company must make payments to the counterparty on the differential between the indexed price and the ceiling. Conversely, if the index price closes below the established floor, the counterparty must make payments to the Company on the differential between the index and the floor. If the index closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

     Through natural gas price swap agreements, the Company hedged approximately 52%, 56%, 60% and 52% of its natural gas production for the second quarter of 1999, the second quarter of 2000, the first six months of 1999 and the first six months of 2000, respectively, at average NYMEX quoted prices of $2.11 per Mmbtu, $2.60 per Mmbtu, $2.21 per Mmbtu and $2.54 per Mmbtu, respectively, before transaction and transportation costs. As of June 30, 2000, 3,690,000 Mmbtus of natural gas production for July through October 2000 has been hedged by natural gas price swap agreements at an average NYMEX quoted price of $2.60 per Mmbtu before transaction and transportation costs. As of June 30, 2000, 4,590,000 Mmbtu's of natural gas production for July through October 2000 has been hedged by collars at a floor of $4.00 per Mmbtu and a ceiling of $4.98 per Mmbtu. Through crude oil price swap agreements, the Company hedged approximately 73% and 70% of its crude oil production for the three and six months ended June 30, 2000, respectively, at average NYMEX quoted prices of $27.65 per bbl and $26.38 per bbl, respectively, before transaction and transportation costs. No crude oil was hedged in the three and six month period ended June 30, 1999. As of June 30, 2000, 31,000 bbls of crude oil production for July 2000 through August 2000 has been hedged by crude oil price swap agreements at an average NYMEX quoted price of $25.40 per bbl before transaction and transportation costs. Hedging activities decreased oil and gas revenues by approximately $0.1 million in the three months ended June 30, 1999, and increased oil and gas revenues by approximately $2.4 million for the six months ended June 30, 1999, as compared to estimated revenues had no hedging activities been conducted. Hedging activities decreased oil and gas revenues by approximately $2.3 million and $2.4 million in the three and six months ended June 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. At June, 30, 2000, the unrealized loss on the Company's existing hedging instruments for future production months in 2000 approximated $6.7 million. Since June 30, 2000, the Company has executed two collars on approximately 50% of its expected natural gas production for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at closing NYMEX prices above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to NYMEX price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at closing NYMEX prices above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to NYMEX price plus $0.66/Mmbtu. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.

                                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                  JUNE 30,                 JUNE 30,
                                                                            -------------------     ----------------------
                                                                              1999       2000         1999          2000
                                                                            -------     -------     --------      --------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) .........................         82.8       103.6        165.7         215.9
   Natural gas (Mmcf) ................................................        5,718       4,623       12,965         9,431
   Natural gas equivalent (Mmcfe) ....................................        6,215       5,245       13,959        10,726

AVERAGE SALES PRICE PER UNIT (INCLUDING EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl) .......................      $ 15.52     $ 28.61     $  13.58      $  26.05
   Natural gas (per Mcf) .............................................         2.04        3.02         2.00          2.76
   Natural gas equivalent (per Mcfe) .................................         2.09        3.23         2.02          2.95

COST PER MCFE:
   Lifting costs .....................................................      $   .58     $   .42     $    .58      $    .44
   Severance and ad valorem taxes ....................................          .11         .08          .10           .08
   General and administrative expenses ...............................          .43         .35          .29           .32
   Depreciation, depletion and amortization
     (oil and gas activities) ........................................         1.23        1.14         1.22          1.29
   Interest expense, excluding accretion and amortization ............         1.62        1.47         1.25          1.45

     Three Months Ended June 30, 2000 and 1999. The Company's oil and gas revenues of $17.4 million for the second quarter of 2000 increased 35% compared to $12.9 million in the same period of 1999 primarily as a result of increases in gas prices (48%), oil prices (84%) and oil production (25%), partially offset by a decrease in gas production (19%). The decrease in gas production is primarily due to production associated with the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana which were sold to Phillips in the second quarter of 1999. See Liquidity and Capital Resources for further discussion. The second quarter of 1999 includes a $25.7 million gain on the sale of these properties and the second quarter of 2000 includes a gain of $4.0 million related to the sale of mostly non-producing interests in the East Cameron offshore area.

     Interest and other income decreased from $0.9 million in the second quarter of 1999 to $0.4 million in the second quarter of 2000 due to lower average cash balances in the current period.

     Production expenses for the second quarter of 2000 decreased 40% to $2.6 million from $4.3 million in the same period last year, resulting primarily from north Louisiana properties sold to Phillips in the second quarter of 1999 and lower workover expenses. Lifting costs (production expenses less ad valorem and severance taxes) per Mcfe for the second quarter of 2000 decreased 28% to $0.42 when compared to the same period in 1999.

     Exploration expenses totaled $2.1 million in the second quarter of 2000 and $1.7 million in the corresponding period of 1999, an increase of 24%, primarily due to higher current quarter unproved property abandonments and dry hole expenses.

     General and administrative ("G&A") expenses of $1.8 million in the second quarter of 2000 decreased 33% compared to $2.7 million in the corresponding period last year. The prior year included $0.8 million of non-recurring professional, consulting and transaction costs. However, G&A expense allocated to exploration expense and overhead recovery was also $0.4 million higher than the current period. On a unit of production basis, general and administrative expenses were $0.35 per Mcfe in the second quarter of 2000 compared to $0.43 per Mcfe in the corresponding quarter of 1999.

     Interest and other debt expenses of $8.5 million in the current quarter decreased 25% from $11.3 million in the same period of 1999. The decrease in interest expenses resulted primarily from lower average debt balances during the current period. In addition to its second quarter 2000 interest expense of $7.7 million, the Company recorded non-cash charges in the second quarter of 2000 of $0.6 million for amortization of debt issuance costs and $0.2 million for accretion of note discount, net of accretion of note premium.

     Depreciation, depletion and amortization ("DD&A") expenses decreased 25% from $8.1 million in the second quarter of 1999 to $6.1 million in the current period, primarily as a result of lower production due to the sale of North Louisiana properties to Phillips in the second quarter 1999 and a decrease in the units-of-production DD&A rate for oil and gas activities from $1.23 per Mcfe in the second quarter of 1999 to $1.14 per Mcfe in the current period.

     In the second quarter of 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes, repurchased $35 million principal amount of the notes and repurchased $46.1 million of its 77/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000. In the second quarter of 1999, the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings. See Liquidity and Capital Resources for further discussion.

     The Company recognized net income of $0.5 million in the second quarter of 2000 and net income of $22.4 million in the same period last year. The reasons for the decrease in earnings are described in the foregoing discussion.

     Six Months Ended June 30, 2000 and 1999. The Company's oil and gas revenues of $32.6 million for the first half of 2000 increased 15% compared to $28.4 million in the same period of 1999 primarily as a result of increases in gas prices (38%), oil prices (92%) and higher oil production (30%), partially offset by lower gas production (27%). The decrease in gas production is primarily attributable to the sale of North Louisiana properties to Phillips in the second quarter of 1999. The first half of 1999 includes a $25.7 million gain on the sale of properties to Phillips Petroleum Company relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana, see Liquidity and Capital Resources for further discussion. The first six months of 2000 includes a gain of $3.4 million on the sale of a portion of the Company's volumetric overriding royalty interest ("VORI"), and a $4.0 million gain on the sale of mostly non-producing interests in the East Cameron offshore area. See Liquidity and Capital Resources.

     Interest and other income decreased from $1.1 million in the first half of 1999 to $0.7 million in the first half of 2000 due to lower average cash balances in the current period.

     Production expenses for the first six months of 2000 decreased 42% to $5.5 million from $9.5 million in the same period last year, resulting primarily from the sale of North Louisiana properties to Phillips in the second quarter of 1999 and lower current period workover expenses. Lifting costs per Mcfe for the first six months of 2000 decreased 24% to $0.44 when compared to the same period in 1999.

     Exploration expenses totaled $4.5 million in the first half of 2000 and $3.1 million in the corresponding period of 1999, an increase of 45%, primarily due to higher current period unproved property abandonments and dry hole expenses.

     G&A expenses of $3.5 million in the first six months of 2000 decreased 13% compared to $4.0 million in the corresponding period last year. Last year included non-recurring professional, consulting and transaction costs. However, prior period G&A expense allocated to exploration expense and overhead recovery was also $0.8 million higher than the current period. On a unit of production basis, G&A expenses were $0.32 per Mcfe in the first half of 2000 compared to $0.29 per Mcfe in the corresponding period of 1999 .

     Interest and other debt expenses of $17.4 million in the first half of 2000 decreased 13% from $20.0 million in the same period of 1999. The decrease in interest expenses resulted primarily from lower average debt during the current period. In addition to its 2000 interest expense of $15.6 million, the Company recorded non-cash charges in the first six months of 2000 of $1.2 million for amortization of debt issuance costs, $0.5 million for accretion of note discount, net of accretion of note premium and $0.1 million for accretion of debt valuation discount.

     Depreciation, depletion and amortization ("DD&A") expenses decreased 21% from $18.0 million in the first six months of 1999 to $14.1 million in the current period, primarily as a result of lower first half 2000 production due to the sale of north Louisiana properties to Phillips partially offset by $1.3 million of DD&A expense in the current period related to the Bayou Sauveur field (Bourg wells). This results from the amortization of the total well costs of both the Bourg no.1 and Bourg no. 2 wells over the current proved developed reserves in the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.22 per Mcfe in the first six months of 1999 compared to $1.29 per Mcfe in the current period. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the first six months of 2000 was $1.18 per Mcfe.

     In the first half of 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes, repurchased $35 million principal amount of the notes and repurchased $46.1 million of its 77/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000. In the second quarter of 1999, the Company recognized an extraordinary gain of approximately $11 million related to these repurchases and refinancings, see Liquidity and Capital Resources for further discussion.

     The Company recognized a net loss of $4.2 million in the first six months of 2000 and net income of $11.4 million in the same period last year. The reasons for the decrease in earnings are described in the foregoing discussion.

     The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities, before working capital adjustments, during the first six months of 2000 aggregated $8.8 million. Funds provided by investing activities were comprised of proceeds from the sale of oil and gas properties of $23.8 million (see below), partially offset by expenditures of $12.1 million for exploration and development drilling, and other exploratory and development activities. Funds used in financing activities of $8.7 million were comprised of the redemption and retirement at maturity of the Company's 8 1/2% Convertible Subordinated Debentures. As result of these activities, cash and cash equivalents increased from $10.4 million at December 31, 1999 to $16.6 million as of June 30, 2000. As of June 30, 2000, the Company had working capital of $17.0 million, compared to a working capital deficit of $3.9 million at the end of 1999. In April 2000, the Company expended $24.2 million for principal and interest, including repayment of the remaining principal of $8.4 million and interest of $0.4 million on its outstanding 8 1/2% Convertible Subordinated Debentures .

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

     In March 2000, the Company sold a portion of its VORI (the "VORI Sale"). The net proceeds from the VORI Sale were approximately $19.8 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003. In the first quarter of 2000, the Company recognized a gain of approximately $3.4 million related to this transaction. In the second quarter of 2000, the Company sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

     Capital Resources. In 1999, after the Company paid all amounts outstanding under its bank credit facility, the credit facility was terminated and the Company is not likely to have access to a revolving credit facility to supplement its cash needs. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month.

     The Company has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above and the VORI Sale and the East Cameron sale, have provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, as the Company does not have a revolving credit facility, the Company does not have ready access to incremental sources of capital to supplement its operational requirements. The Company believes that it has the ability for the foreseeable future based on current market conditions and operating performance, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, there can be no assurance that the Company will be able to fund future obligations.

     The Company had $259.8 million of debt outstanding (principal plus premium) as of June 30, 2000 ($247.8 million recorded on the balance sheet), requiring $30.8 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $43.7 million at June 30, 2000, including dividend arrearages of $9.9 million. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through August 1, 2000, aggregating approximately $9.9 million, covering eleven quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the terms of the Preferred Stock enable holders, voting separately as a class, to elect two additional directors to the Board during any period when Preferred Stock dividends are in arrears in an aggregate amount equal to at least six quarterly dividends, whether or not consecutive. This election occurred at the July 25, 2000 annual meeting of shareholders. See Part II Item 1, Legal Proceedings and Item 4, Submission of Matters to a Vote of Security Holders.

     Capital Commitments. The Company's original 2000 capital expenditure budget provided for $15.0 million to be expended on development drilling and exploratory activities primarily in south Louisiana and the shallow waters of the Gulf of Mexico. In July 2000, the Company announced that its Board of Directors had approved a 40% increase in the Company's 2000 capital budget, including a new shallow gas exploratory drilling venture in south Texas. Total expenditures for exploration and development drilling activities for the year are now projected to be approximately $21 million. As with the Company's other obligations discussed above, funding for this level of capital expenditures will be provided by cash on hand and cash flow from operations which is dependent on a number of variables, including commodity prices, production levels and operating costs. In the first six months of 2000, the Company expended $7.1 million on exploration and development drilling and participated in drilling 9 gross (2.53 net) wells, of which 7 gross (1.89 net) wells were completed and 2 gross (.64 net) wells were plugged and abandoned. As of the end of the quarter, the Company was participating in the drilling of 3 gross (.66 net) wells.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company is exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In 2000, the Company used price swap agreements and collars to reduce exposure to downward price fluctuations for its natural gas and crude oil production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and crude oil price swap agreements and natural gas collars, the table presents notional amounts in Mmbtus and bbls at weighted average prices and applicable price ranges for contracts in place at June 30, 2000.

                                                MATURITY DATE
                               ----------------------------------------------                          FAIR VALUE
                                  2000      2001    2002      2003     2004     THEREAFTER   TOTAL     @ 6/30/00
                               ---------  -------  ------   --------  -------   ----------  --------   ---------
Fixed Debt:
   14.00% (Maturity) (1).....                      $4,120   $100,720                        $104,840    $105,888
   10.38% (Maturity).........                                                    $155,000    155,000      72,850
                                                   ------   --------            --------    --------    --------
Total Maturity...............                      $4,120   $100,720             $155,000   $259,840    $178,738
                                                   ======   ========             ========   ========    ========
Blended weighted
   average interest rate.....                       14.00%     14.00%               10.38%

Commodity price
   derivatives:
Price swaps:
   Notional amounts:
   Natural gas (Mmbtus) .....  3,690,000
   Weighted average price.... $     2.60
   Fair value at 6/30/00(2)..                                                                           $ (6,531)

   Crude oil (bbls) .........     31,000
   Weighted average price.... $    25.40
   Fair value at 6/30/00(2)..                                                                           $   (187)

Natural gas collars:
   Notional amounts:
   Natural gas (Mmbtus) .....  4,590,000
   Price range............... $4.00 - $4.98
   Fair value at 6/30/00(3)..                                                                           $    --

(1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.

(2)  Represents estimated amounts to settle the contracts at June 30, 2000.

(3) As of June 30, 2000, natural gas futures prices for the hedged period were within the floor and ceiling range.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 2000, a class action suit was brought against the Company in the Court of Chancery of the State of Delaware, complaining, among other things, that the Company had not taken necessary steps to facilitate the election of two additional directors to its board by preferred stockholders. Under the charter provisions relating to the Company's preferred stock, upon the occasion of the dividends not being paid on such preferred stock for six quarters, the preferred stockholders are, as a class, entitled to elect two directors to the Company's board. Among the relief sought in such proceeding was an injunction directing the Company to create new directorships for nominations from preferred stockholders at the 2000 annual meeting of stockholders, directing that past dividends be paid, declaring that the Company's reverse stock split in 1999, which involved the settlement of fractional shares by the payment of a small amount of cash (less than $1,500) by the Company, constituted a repurchase of common shares in violation of the preferred stock charter provisions and was therefore void and other relief. The Company has consistently acknowledged, publicly and privately, the rights of such preferred stockholders to elect two directors and believes it has not in any way encumbered the preferred shareholders from exercising such rights.

         The Company and plaintiffs reached a settlement of the class action suit that included (i) the process of nominating and electing two additional directors to the Company's Board of Directors, (ii) agreement by the Company to defer its preferred stock recapitalization plans until after such election,
(iii) payment by the Company of plaintiffs' attorneys' fees of $350,000 plus expenses capped at $20,000, and (iii) dismissal with prejudice of all other complaints, including all complaints involving the 1999 common stock 1 for 10 reverse split. At the July 25, 2000 annual meeting of shareholders, two additional directors were elected to the board of directors of the Company in compliance with the settlement (see Item 4, Submission of Matters to a Vote of Security Holders). On August 7, 2000, the settlement was approved by the Court of Chancery of the State of Delaware.

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of August 1, 2000, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $9.9 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of the close of business on May 26, 2000, the record date for the Annual Meeting of Stockholders of the Company held on July 25, 2000 (the "Meeting"), there were issued and outstanding (i) 13,211,449 shares of common stock, $.10 par value, of the Company (the "Common Stock"), and (ii) 1,365,173 shares of $2.625 convertible exchangeable preferred stock, $1.50 par value, of the Company (the "Preferred Stock"). The meeting included the election of seven directors to be voted on by holders of Common Stock and Preferred Stock voting together as a single class, with each share entitled to one vote, plus the election of two additional directors to be voted on only by holders of Preferred Stock voting as a single class with each share entitled to one vote (see Legal Proceedings).

     There were represented at the Meeting the holders of 12,974,552 shares of Common Stock and 1,089,896 shares of Preferred Stock, of which 12,964,552 shares of Common Stock and 1,059,461 shares of Preferred Stock were represented by valid proxies, and the balance were present at the Meeting voting by ballot. All of the incumbent directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below:

                                               VOTES FOR       VOTES WITHHELD
                                               ---------       --------------
John F. Bookout.............................  13,957,949           106,499
John J. Conklin, Jr.........................  13,962,130           102,318
Ralph P. Davidson...........................  13,963,005           101,443
Adam P. Godfrey.............................  13,960,485           103,963
William J. Murray...........................  13,961,578           102,870
Edward Park.................................  13,960,307           104,141
Ward W. Woods...............................  13,960,472           103,976

     The nominees for the two additional director positions and the tabulated votes cast for each nominee are set forth below:

                                              VOTES FOR
                                              ---------
Lee Balter...................................   44,594
Seth W. Hamot................................  187,030
Robert D. Kincaid............................  293,561
David K. Lifschultz..........................   62,037
Eric Pomerantz...............................   13,428
Raymond L. Steele............................   71,314
Robert P. Wardin.............................   19,866

     Mr. Robert D. Kincaid and Mr. Seth W. Hamot received the most votes of the nominees and hence were elected to the two additional board positions effective July 25, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT
              -------      -------
                 27        Financial Data Schedule (included only in the
                           electronic filing of this document).

         (b)  Reports on Form 8-K:

              On May 25, 2000, the Company filed an 8-K to disclose its estimated proved reserves as of April 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CONTOUR ENERGY CO.

Date: August 11, 2000                      By:       /s/Rick G. Lester
                                                ----------------------------
                                                       Rick G. Lester
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER       DESCRIPTION
        -------      -----------
           27        Financial Data Schedule