Form 10-Q
period 2000-09-30
CONTOUR ENERGY CO
filed 2000-11-14
CIK 930529

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2000       COMMISSION FILE NO. 0-25214


                               CONTOUR ENERGY CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                      76-0447267
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


           601 JEFFERSON ST.
              SUITE 1100
            HOUSTON, TEXAS                                  77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       Registrant's telephone number, including area code: (713) 652-5200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             TITLE OF CLASS                    OUTSTANDING AT OCTOBER 31, 2000

             Common Stock                                13,211,449

================================================================================

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
                                      INDEX




                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

   Item I.  Financial Statements:
   Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000 (unaudited)...................   2

   Consolidated Statements of Loss for the three months and nine months ended
     September 30, 1999 and 2000 (unaudited)................................................................   3

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1999 and 2000 (unaudited)................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Item II.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  13

   Item III. Quantitative and Qualitative Disclosure About Market Risk......................................  19

PART II.  OTHER INFORMATION.................................................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                                 1999           2000
                                                                                             ------------   -------------
                                                                                                             (UNAUDITED)
ASSETS:
   Cash and cash equivalents .............................................................     $  10,370      $  19,231
   Accounts receivable ...................................................................        18,389         27,879
   Accounts receivable - drilling programs ...............................................           199            170
   Prepaid expenses and other current assets .............................................         1,042          3,665
                                                                                               ---------      ---------
     Total current assets ................................................................        30,000         50,945
                                                                                               ---------      ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net ............................................................        22,260         25,521
     Properties subject to amortization ..................................................       428,116        407,198
   Pipelines and other transportation assets, at cost ....................................         1,582          1,582
   Furniture, fixtures and equipment .....................................................         3,596          3,601
                                                                                               ---------      ---------
                                                                                                 455,554        437,902
   Less:  Accumulated depreciation, depletion and amortization ...........................      (289,798)      (295,083)
                                                                                               ---------      ---------
     Total property and equipment, net ...................................................       165,756        142,819
                                                                                               ---------      ---------
   Restricted cash .......................................................................         7,500          7,500
   Other non-current assets, net .........................................................           526             26
                                                                                               ---------      ---------
Total assets .............................................................................     $ 203,782      $ 201,290
                                                                                               =========      =========

LIABILITIES:
   Accounts payable and accrued expenses .................................................     $  25,207      $  36,522
   Accounts payable - drilling programs ..................................................           115            176
   Current portion of long-term debt .....................................................         8,598             --
                                                                                               ---------      ---------
     Total current liabilities ...........................................................        33,920         36,698
                                                                                               ---------      ---------
   Long-term debt ........................................................................       246,165        248,675
                                                                                               ---------      ---------
Total liabilities ........................................................................       280,085        285,373
                                                                                               ---------      ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
     1999 and September 30, 2000; 1,363,319 and 1,365,173 shares issued and outstanding at December 31, 1999 and September 30, 2000, respectively
     (liquidation values at December 31, 1999 and September 30, 2000 of $41,824
     and $44,568, respectively) ..........................................................         2,045          2,048
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 1999 and September 30, 2000; 13,211,449 shares issued and outstanding at
       December 31, 1999 and September 30, 2000 ..........................................         1,321          1,321
   Additional paid-in capital ............................................................       301,516        301,513
   Accumulated deficit ...................................................................      (381,185)      (388,965)
                                                                                               ---------      ---------
Total stockholders' deficit ..............................................................       (76,303)       (84,083)
                                                                                               ---------      ---------
Total liabilities and stockholders' deficit ..............................................     $ 203,782      $ 201,290
                                                                                               =========      =========

                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                   ----------------------------  ---------------------------
                                                        1999          2000         1999          2000
                                                   ------------    ------------  --------      -------------
REVENUES:
   Oil and gas revenues ...........................  $ 12,120      $ 17,172      $ 40,477      $ 49,814
   Interest and other income ......................       591           391         1,655         1,081
   Gain (loss) on sale of oil and gas properties...      (135)          (25)       25,556         7,310
                                                     --------      --------      --------      --------
   Total revenues .................................    12,576        17,538        67,688        58,205
                                                     --------      --------      --------      --------

EXPENSES:
   Production expenses ............................     3,011         2,838        12,559         8,322
   Exploration expenses ...........................     1,117         1,436         4,229         5,903
   General and administrative expenses ............     2,142         2,263         6,177         5,721
   Interest and other debt expenses ...............     9,069         8,564        29,036        25,921
   Depreciation, depletion and amortization .......    10,479         5,981        28,505        20,118
                                                     --------      --------      --------      --------
   Total expenses .................................    25,818        21,082        80,506        65,985
                                                     --------      --------      --------      --------

Loss before income taxes and extraordinary item       (13,242)       (3,544)      (12,818)       (7,780)
Income taxes ......................................        --            --            --            --
                                                     --------      --------      --------      --------
Net loss before extraordinary item ................   (13,242)       (3,544)      (12,818)       (7,780)
Extraordinary gain (loss) .........................       (13)           --        10,959            --
                                                     --------      --------      --------      --------
Net loss ..........................................   (13,255)       (3,544)       (1,859)       (7,780)
   Less: cumulative preferred stock dividends .....    (1,036)         (896)       (3,310)       (2,688)
                                                     --------      --------      --------      --------
Net loss applicable to common stock ...............  $(14,291)     $ (4,440)     $ (5,169)     $(10,468)
                                                     ========      ========      ========      ========

Basic and diluted loss per common share
  before extraordinary item .......................  $  (1.09)     $   (.34)     $  (1.26)     $   (.79)

Basic and diluted loss per common share ...........  $  (1.10)     $   (.34)     $   (.41)     $   (.79)

Basic and diluted weighted average common shares
  outstanding .....................................    13,044        13,211        12,756        13,212


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPT. 30,
                                                                              ---------------------------
                                                                                  1999          2000
                                                                              -----------    ------------
OPERATING ACTIVITIES:
   Net loss .............................................................     $  (1,859)     $  (7,780)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Gain on sale of assets .............................................       (25,556)        (7,310)
     Extraordinary gain .................................................       (10,959)            --
     Gain on debt redemption ............................................            --            (46)
     Depreciation, depletion and amortization ...........................        28,505         20,118
     Exploration expenses ...............................................         4,229          5,903
     Compensation expense ...............................................            --            103
     Accretion and amortization of debt expenses and other expenses .....         3,848          2,613
   Changes in operating assets and liabilities:
     Increase in accounts receivable ....................................        (3,162)        (9,461)
     Decrease (increase) in prepaid expenses and other current assets ...            74         (2,623)
     (Increase) decrease in other non-current assets ....................          (389)           500
     Increase in accounts payable and accrued expenses ..................           840         11,273
                                                                              ---------      ---------
   Net cash (used in) provided by operating activities ..................        (4,429)        13,290
                                                                              ---------      ---------

INVESTING ACTIVITIES:
   Expenditures for exploration and development activities ..............       (11,133)       (19,570)
   Proceeds from sale of properties .....................................        82,865         23,796
   Restricted cash investment ...........................................        (7,500)            --
   Acquisition purchase price adjustment ................................         6,889             --
                                                                              ---------      ---------
   Net cash provided by investing activities ............................        71,121          4,226
                                                                              ---------      ---------

FINANCING ACTIVITIES:
   Proceeds from long term borrowings ...................................         4,000             --
   Principal payments on long term borrowings ...........................      (115,500)            --
   Proceeds from sale of notes, net .....................................       126,063             --
   Redemption of Senior Secured Notes ...................................       (36,501)            --
   Redemption and retirement of subordinated and senior notes ...........       (30,459)        (8,650)
   Other ................................................................            --             (5)
                                                                              ---------      ---------
     Net cash used in financing activities ..............................       (52,397)        (8,655)
                                                                              ---------      ---------
Increase in cash and cash equivalents ...................................        14,295          8,861
Cash and cash equivalents, beginning of period ..........................         8,435         10,370
                                                                              ---------      ---------
Cash and cash equivalents, end of period ................................     $  22,730      $  19,231
                                                                              =========      =========



                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with generally accepted accounting principles for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement in all material respects of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in
Note 2 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

NOTE 3 - PREFERRED STOCK

         The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through November 1, 2000, aggregating approximately $10.8 million, covering twelve quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the Company's charter provides that Preferred Stockholders, voting separately as a class, have the right to elect two additional directors to the Board until all dividends in default on preferred stock have been paid in full.

         In March 2000, a class action suit was brought against the Company in the Court of Chancery of the State of Delaware, complaining, among other things, that the Company had not taken necessary steps to facilitate the election of two additional directors to its board by preferred stockholders. The Company and plaintiffs reached a settlement of the class action suit that included (i) the process of nominating and electing two additional directors to the Company's Board of Directors, (ii) agreement by the Company to defer its preferred stock recapitalization plans until after such election, (iii) payment by the Company of plaintiffs' attorneys' fees of $350,000 plus expenses capped at $20,000, and
(iii) dismissal with prejudice of all other complaints. At the July 25, 2000 annual meeting of shareholders, two additional directors were elected to the board of directors of the Company in compliance with the settlement. On August 7, 2000, the settlement was approved by the Court of Chancery of the State of Delaware.

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

NOTE 5 - EARNINGS PER SHARE

         The basic net loss per common share before extraordinary item and the basic net loss per common share as shown on the Consolidated Statements of Loss reflects net loss before extraordinary item and net loss, respectively, less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted net loss per common share before extraordinary item and the diluted net loss per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. In 1999 both basic and diluted net loss per share ("EPS") have been restated to reflect the 1 for 10 reverse stock split. The extraordinary gain per common share for the nine month period ended September 30, 1999 was $0.86 per share. For the three and nine months ended September 30, 1999, potentially dilutive stock options were not in the money and the remaining potentially dilutive securities were anti-dilutive and therefore not included in the EPS calculations. For the three and nine months ended September 30, 2000, all potentially dilutive securities are anti-dilutive and therefore are not included in the diluted EPS calculation. Potentially dilutive securities outstanding at September 30, 2000 that could impact EPS in the future include stock options granted to employees to purchase 0.1 million common shares and the Preferred Stock which can be converted into approximately 0.5 million common shares (See Note 7 - Other Developments).

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         The Company plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         The Company has received a mark-to-market valuation report from its counterparty dated November 7, 2000. Based on this report, when SFAS 133 is adopted on January 1, 2001, a liability of approximately $4.0 million would be recorded to reflect the fair market value of hedges currently in place for the periods subsequent to January 1, 2001. Because the Company's derivatives currently in place qualify for hedge accounting, an offsetting entry would be made to OCI. Due to commodity price volatility, the fair value of the Company's derivative instruments has changed dramatically since September 30, 2000 (See "Item 3. Quantitative and Qualitative Disclosure About Market Risk"). Volatility in the commodity price markets prevents management from determining the actual transitional valuation effect on future consolidated results of operations or financial position once SFAS 133 is implemented on January 1, 2001.

NOTE 7 - OTHER DEVELOPMENTS

         In July 2000, the Board of Directors approved the Contour Energy Unit Performance Plan (the "UP Plan") under which a total of 1,579,943 units were made available for grants to employees. The UP Plan is a cash-based incentive plan that accrues value based on appreciation of the Company's common stock. All employees are eligible to participate in the UP Plan, subject to their agreement to forfeit any outstanding stock options held. As of September 30, 2000, 1,352,591 units have been granted with 303,595 stock options forfeited. The units will vest at a rate of one-third on January 1 of 2001, 2002, and 2003. Unexercised units will terminate on December 31, 2003. Value attributable to units that are exercised is payable only in cash.

         The value attributable to each unit is equal to the price of the Company's common stock on the date of exercise less the exercise price. The exercise price for the units granted to date is $1.93. However, a cap has been placed on the appreciation margin that can be realized as follows:

         o Maximum appreciation for units that vest on January 1, 2001 is $1.75 per unit.

         o Maximum appreciation for units that vest on January 1, 2002 is $2.25 per unit

         o Maximum appreciation for units that vest on January 1, 2003 is $2.75 per unit.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for compensation expense attributable to the UP Plan. For the three and nine months ended September 30, 2000, the Company recognized $103,000 as compensation expense relating to these units.

NOTE 8 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly-owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1999 and September 30, 2000, consolidating condensed statements of income (loss) for the three months and nine months ended September 30, 1999 and 2000 and consolidating condensed statements of cash flows for the nine months ended September 30, 1999 and September 30, 2000.

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

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                             COMBINED                    COMBINED
                                                             GUARANTOR                NON-GUARANTOR
                                              PARENT       SUBSIDIARIES    CONCORDE    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ---------     ------------    ---------  -------------   ------------  ------------
ASSETS:
   Current assets......................      $ 334,360      $ 128,855      $   6,317     $     737     $(440,269)     $  30,000
   Property and equipment, net .........            --        161,107             --         6,141        (1,492)       165,756
   Restricted cash .....................            --          7,500             --            --            --          7,500
   Other non-current assets, net .......      (149,279)        11,540             --            --       138,265            526
                                             ---------      ---------      ---------     ---------     ---------      ---------
     Total assets......................      $ 185,081      $ 309,002      $   6,317     $   6,878     $(303,496)     $ 203,782
                                             =========      =========      =========     =========     =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities.................      $  15,219      $ 456,789      $   1,501     $     680     $(440,269)     $  33,920
   Long-term debt ......................       246,165             --             --            --            --        246,165
   Stockholders' (deficit) equity ......       (76,303)      (147,787)         4,816         6,198       136,773        (76,303)
                                             ---------      ---------      ---------     ---------     ---------      ---------
     Total liabilities and
    stockholders' equity (deficit).....      $ 185,081      $ 309,002      $   6,317     $   6,878     $(303,496)     $ 203,782
                                             =========      =========      =========     =========     =========      =========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                             COMBINED                   COMBINED
                                                             GUARANTOR                NON-GUARANTOR
                                               PARENT      SUBSIDIARIES    CONCORDE    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------     ------------    ---------  -------------  ------------  ------------
ASSETS:
   Current assets.........................   $ 309,844      $ 119,859      $   8,921     $   1,064     $(388,743)     $  50,945
   Property and equipment, net ...........          --        137,021             --         5,429           369        142,819
   Restricted cash .......................          --          7,500             --            --            --          7,500
   Other non-current assets, net .........    (130,719)        10,559             --            --       120,186             26
                                             ---------      ---------      ---------     ---------     ---------      ---------
     Total assets.........................   $ 179,125      $ 274,939      $   8,921     $   6,493     $(268,188)     $ 201,290
                                             =========      =========      =========     =========     =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities....................   $  14,533      $ 406,028      $   4,005     $     876     $(388,744)     $  36,698
   Long-term debt ........................     248,675             --             --            --            --        248,675
   Stockholders' (deficit) equity ........     (84,083)      (131,089)         4,916         5,617       120,556        (84,083)
                                             ---------      ---------      ---------     ---------     ---------      ---------
     Total liabilities and
         stockholders' equity (deficit)...   $ 179,125      $ 274,939      $   8,921     $   6,493     $(268,188)     $ 201,290
                                             =========      =========      =========     =========     =========      =========


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)


                                                              COMBINED                   COMBINED
                                                             GUARANTOR                 NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES    CONCORDE    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                --------    ------------    --------   -------------  ------------  ------------
Revenues ....................................   $     --      $ 10,806      $    291      $    702      $    777     $ 12,576
Costs and expenses ..........................     (8,885)      (16,700)         (315)         (881)          963      (25,818)
Equity in earnings (loss) of subsidiaries ...     (4,357)         (203)           --            --         4,560           --
Extraordinary item ..........................        (13)           --            --            --            --          (13)
                                                --------      --------      --------      --------      --------     ---------
  Net income (loss) .........................   $(13,255)     $ (6,097)     $    (24)     $   (179)     $  6,300     $(13,255)
                                                ========      ========      ========      ========      ========     =========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                               COMBINED                    COMBINED
                                                               GUARANTOR                 NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES    CONCORDE    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  --------    ------------    --------   -------------  ------------  ------------
Revenues ....................................     $     --      $ 17,218      $   (429)     $    749      $     --      $ 17,538
Costs and expenses ..........................       (8,703)      (11,530)         (365)         (580)           96       (21,082)
Equity in earnings (loss) of subsidiaries ...        5,159          (624)           --            --        (4,535)           --
Extraordinary item ..........................           --            --            --            --            --            --
                                                  --------      --------      --------      --------      --------      --------
  Net income (loss) .........................     $ (3,544)     $  5,064      $   (794)     $    169      $ (4,439)     $ (3,544)
                                                  ========      ========      ========      ========      ========      ========



               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)



                                                               COMBINED                     COMBINED
                                                               GUARANTOR                 NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES    CONCORDE    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  --------    ------------    --------   -------------  ------------  ------------
Revenues ....................................     $     --      $ 61,130      $  1,081      $  5,636      $   (159)     $ 67,688
Costs and expenses ..........................      (29,451)      (48,534)         (639)       (2,632)          750       (80,506)
Equity in earnings (loss) of subsidiaries ...       16,633         3,446            --            --       (20,079)           --
Extraordinary item ..........................       10,959            --            --            --            --        10,959
                                                  --------      --------      --------      --------      --------      --------
  Net income (loss) .........................     $ (1,859)     $ 16,042      $    442      $  3,004      $(19,488)     $ (1,859)
                                                  ========      ========      ========      ========      ========      ========


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                            COMBINED                   COMBINED
                                                           GUARANTOR                NON-GUARANTOR
                                               PARENT     SUBSIDIARIES    CONCORDE   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ---------    ------------    --------  -------------   ------------  ------------
Revenues ................................     $     --      $ 54,485      $    908      $  2,234      $    578      $ 58,205
Costs and expenses ......................      (26,339)      (38,508)         (810)       (1,611)        1,283       (65,985)
Equity in earnings of subsidiaries ......       18,559           721            --            --       (19,280)           --
                                              --------      --------      --------      --------      --------      --------
  Net income (loss) .....................     $ (7,780)     $ 16,698      $     98      $    623      $(17,419)     $ (7,780)
                                              ========      ========      ========      ========      ========      ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)


                                                                 COMBINED                  COMBINED
                                                                GUARANTOR                NON-GUARANTOR
                                                   PARENT      SUBSIDIARIES  CONCORDE     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ---------     ------------  ---------   -------------   ------------  ------------
OPERATING ACTIVITIES:
   Net income (loss) ..........................  $  (1,859)     $  16,042    $     442      $   3,004     $ (19,488)     $  (1,859)
   Non-cash income (loss) adjustments .........    (23,744)         5,856           --         (1,533)       19,488             67
   Changes in operating assets
      and liabilities .........................     77,737        (80,295)        (442)           363            --         (2,637)
                                                 ---------      ---------    ---------      ---------     ---------      ---------

Net cash provided by (used in)
   operating activities .......................     52,134        (58,397)          --          1,834            --         (4,429)
                                                 ---------      ---------    ---------      ---------     ---------      ---------
INVESTING ACTIVITIES:
   Expenditures for capital and exploration
     activities ...............................         --        (11,133)          --             --            --        (11,133)
   Proceeds from the sale of properties .......         --         73,439           --          9,426            --         82,865
   Restricted cash investment .................         --         (7,500)          --             --            --         (7,500)
   Acquisition purchase price adjustment ......         --          6,889           --             --            --          6,889
   Distributions from partnerships ............         --         11,260           --             --       (11,260)            --
                                                 ---------      ---------    ---------      ---------     ---------      ---------
Net cash provided by (used in) investing
   activities .................................         --         72,955           --          9,426       (11,260)        71,121
                                                 ---------      ---------    ---------      ---------     ---------      ---------

FINANCING ACTIVITIES:
   Net payments on long term
    borrowings ................................   (111,500)            --           --             --            --       (111,500)
   Proceeds from sale of notes, net ...........    126,063             --           --             --            --        126,063
   Redemption of subordinated
    & senior notes ............................    (30,459)            --           --             --            --        (30,459)
   Redemption of Senior Secured notes .........    (36,501)            --           --             --            --        (36,501)
   Distributions to partners ..................         --             --           --        (11,260)       11,260             --
                                                 ---------      ---------    ---------      ---------     ---------      ---------
Net cash provided by (used in) financing
   activities .................................    (52,397)            --           --        (11,260)       11,260        (52,397)
                                                 ---------      ---------    ---------      ---------     ---------      ---------
(Decrease) increase in cash
   and cash equivalents .......................       (263)        14,558           --             --            --         14,295
Cash and cash equivalents,
   beginning of period ........................        275          8,160           --             --            --          8,435
                                                 ---------      ---------    ---------      ---------     ---------      ---------
Cash and cash equivalents,
   end of period ..............................  $      12      $  22,718    $      --      $      --     $      --      $  22,730
                                                 =========      =========    =========      =========     =========      =========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                                  COMBINED                   COMBINED
                                                                 GUARANTOR                 NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES    CONCORDE    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                    --------    ------------    --------   -------------  ------------ ------------
OPERATING ACTIVITIES:
   Net income (loss) ..........................     $ (7,780)     $ 16,698      $     98      $    623      $(17,419)     $ (7,780)
   Non-cash income (loss) adjustments .........      (15,992)       19,264            --           587        17,419        21,278
   Changes in operating assets
     and liabilities ..........................       32,427       (32,402)          (98)         (135)           --          (208)
                                                    --------      --------      --------      --------      --------      --------
Net cash provided by operating
      activities ..............................        8,655         3,560            --         1,075            --        13,290
                                                    --------      --------      --------      --------      --------      --------

INVESTING ACTIVITIES:
   Expenditures for capital and exploration
     activities ...............................           --       (19,696)           --           126            --       (19,570)
   Proceeds from sale of property .............           --        23,796            --            --            --        23,796
   Distributions from partnerships ............           --         1,201            --            --        (1,201)           --
                                                    --------      --------      --------      --------      --------      --------
Net cash provided by (used in) investing
     activities ...............................           --         5,301            --           126        (1,201)        4,226
                                                    --------      --------      --------      --------      --------      --------

FINANCING ACTIVITIES:
   Redemption and retirement on
     subordinated debentures ..................       (8,650)           --            --            --            --        (8,650)
   Distributions to partners ..................           --            --            --        (1,201)        1,201            --
   Other ......................................           (5)           --            --            --            --            (5)
                                                    --------      --------      --------      --------      --------      --------
   Net cash (used in) provided by financing
      activities ..............................       (8,655)           --            --        (1,201)        1,201        (8,655)
                                                    --------      --------      --------      --------      --------      --------

Increase in cash and
   cash equivalents ...........................           --         8,861            --            --            --         8,861
Cash and cash equivalents,
   beginning of period ........................           12        10,358            --            --            --        10,370
                                                    --------      --------      --------      --------      --------      --------
Cash and cash equivalents,
   end of period ..............................     $     12      $ 19,219      $     --      $     --      $     --      $ 19,231
                                                    ========      ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following review of operations for the three and nine months ended September 30, 1999 and 2000 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in the Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 2000, the Company has used price swap agreements and collars. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index price closes below the established floor, the counterparty must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. However, see
Note 6 - New Accounting Pronouncements. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships.

         Through natural gas price swap agreements and collars, the Company hedged approximately 54%, 94%, 44% and 65% of its natural gas production for the third quarter of 1999, the third quarter of 2000, the first nine months of 1999 and the first nine months of 2000, respectively. As of September 30, 2000, 930,000 Mmbtus of natural gas production for October 2000 has been hedged by natural gas price swap agreements at an average Index Price of $2.60 per Mmbtu before transaction and transportation costs. As of September 30, 2000, 3,210,000 Mmbtu's of natural gas production for October through December 2000 has been hedged by collars at a floor of $4.00 per Mmbtu and a ceiling of $4.98 per Mmbtu. As of the date of this report, the Company has three collars in place for 15,000 Mmbtus per day each totaling 45,000 Mmbtus per day, or approximately 70%, of its expected natural gas production for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at a closing Index Price above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to an Index Price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at a closing Index Price above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to an Index Price plus $0.66/Mmbtu. The terms of the third collar include a ceiling of $5.33/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price.

           Through crude oil price swap agreements and collars, the Company hedged approximately 46%, 48%, 17% and 62% of its crude oil production for the third quarter of 1999, the third quarter of 2000, the first nine months of 1999 and the first nine months of 2000, respectively. As of September 30, 2000, the Company has two collars in place covering an average of 900 barrels per day, or approximately 75%, of its expected crude oil production for the remainder of 2000 and an average of 598 barrels per day, or approximately 50%, of its expected crude oil production for calendar year 2001. The terms of the first collar include a ceiling of $32.00/bbl and a floor of $25.24/bbl at a closing Index Price above $22.00/bbl. However, at prices below $22.00/bbl, the floor moves to an Index Price plus $3.24 /bbl. The terms of the second collar include a ceiling of $32.48/bbl and a floor of $27.20/bbl at a closing Index Price above $23.00/bbl. However, at prices below $23.00/bbl, the floor moves to an Index Price plus $4.20/bbl.

           Included within oil and gas revenues for the three months and nine months ended September 30, 1999 and 2000 was approximately $(1.8) million, $(4.8) million, $0.6 million and $(7.2) million, respectively, representing net (losses) and net gains from hedging activities. At September, 30, 2000, the mark-to-market unrealized loss on the Company's existing hedging instruments for future production months approximated $6.7 million, of which $2.7 million related to October 2000. The Company, under the terms of its existing hedge instruments, is required, from time to time, to provide collateral to the counterparty(s). The amount of collateral required is a function of the mark to market value of the hedge instruments at a point in time as determined by the counterparty(s). The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.


                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                          -------------------------     -------------------------
                                                                             1999           2000           1999           2000
                                                                          ----------     ----------     ----------     ----------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ..........................         91.8          148.5          257.5          364.4
   Natural gas (Mmcf) .................................................        4,812          4,166         17,777         13,597
   Natural gas equivalent (Mmcfe) .....................................        5,363          5,057         19,322         15,783

AVERAGE SALES PRICE PER UNIT (INCLUDING EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl) ........................   $    19.12     $    25.95     $    15.55     $    26.01
   Natural gas (per Mcf) ..............................................         2.15           3.36           2.04           2.94
   Natural gas equivalent (per Mcfe) ..................................         2.26           3.53           2.09           3.14

COST PER MCFE:
   Lifting costs ......................................................   $      .44     $      .53     $      .54     $      .47
   Severance and ad valorem taxes .....................................          .12            .03            .11            .06
   General and administrative expenses ................................          .40            .45            .32            .36
   Depreciation, depletion and amortization (oil and gas activities) ..         1.95           1.18           1.48           1.27
   Interest expense, excluding accretion and amortization .............         1.50           1.53           1.32           1.48

         Three Months Ended September 30, 2000 and 1999. The Company's oil and gas revenues increased by $5.0 million, or 42%, to $17.2 million for the third quarter of 2000 compared to the same period of 1999. This increase was primarily the result of higher oil and natural gas prices and higher oil and liquid production, partially offset by lower natural gas production. Higher oil and natural gas prices increased revenues by approximately $6.0 million in the third quarter 2000 while natural gas liquids revenues received for the first time added approximately $0.6 million to revenues. Natural gas production decreased by 13% in the third quarter 2000, primarily the result of normal field declines, partially offset by increased volumes from the Phillip's volumetric production payment and new production added from the Company's drilling program. The decrease in natural gas production reduced revenues by approximately $1.4 million.

         Interest and other income decreased from $591,000 in the third quarter of 1999 to $391,000 in the third quarter of 2000 due to lower average cash balances in the current period.

         Production expenses for the third quarter of 2000 decreased 7% to $2.8 million from $3.0 million in the same period last year, primarily from lower severance taxes as a result of receiving severance tax exemptions in certain Louisiana wells. Lifting costs (production expenses less severance and ad valorem taxes) per Mcfe for the third quarter of 2000 increased 20% to $0.53 when compared to the same period in 1999, primarily as a result of lower production levels in the third quarter 2000.

         Exploration expenses increased to $1.4 million in the third quarter of 2000 compared to $1.1 million in the corresponding period of 1999, an increase of 27%, primarily due to higher seismic expenditures and dry hole expenses, partially offset by lower lease rental expense and overhead allocated to exploration activities.

         General and administrative ("G&A") expenses were $2.3 million in the third quarter of 2000 compared to $2.1 million in the same period of 1999. The third quarter of 2000 includes $0.5 million of professional and legal expenses related to the preferred shareholders lawsuit and $0.1 million of compensation expense related to the Company's Unit Performance Plan, see Note 3 and Note 7 - Consolidated Financial Statements for further discussion. The third quarter of 1999 included $0.8 million of expenses of a non-recurring nature. Excluding the foregoing expenses in 2000 and 1999, G&A increased by $0.4 million in the third quarter 2000, primarily due to lower third-party recoveries and a lower allocation to exploration activities. On a unit of production basis, G&A expenses were $0.45 per Mcfe in the third quarter of 2000 compared to $0.40 per Mcfe in the corresponding quarter of 1999.

         Interest and other debt expenses of $8.6 million for the third quarter 2000 decreased 5% from $9.1 million in the same period of 1999. The decrease in interest expenses resulted primarily from lower average debt balances during the current period. In addition to its third quarter 2000 cash interest expense of $7.7 million, the Company recorded non-cash charges in the third quarter of 2000 of $0.9 million for amortization of debt issuance costs, accretion of note discount, net of accretion of note premium and accretion of debt valuation discount.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 43% from $10.5 million in the third quarter of 1999 to $6.0 million in the current period. The third quarter of 1999 included $4.4 million of DD&A expense related to the Bayou Sauveur field to amortize the total well costs of the field over current proved developed reserves. The units-of-production DD&A rate for oil & gas activities was $1.95 per Mcfe in the third quarter of 1999 compared to $1.18 per Mcfe in the third quarter of 2000. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the third quarter of 1999 was $1.12 per Mcfe.

         In September 1999, the Company retired $1.7 million face amount of its 7 7/8% Convertible Subordinated Notes. The settlement payments included principal amounts of $1.4 million and accrued interest of $34,000 and the third quarter of 1999 includes an extraordinary gain of $0.2 million for these transactions.

         The Company recognized a net loss of $3.5 million in the third quarter of 2000 and a net loss of $13.3 million in the same period last year. The reasons for the decrease in net loss are described in the foregoing discussion.

         Nine Months Ended September 30, 2000 and 1999. The Company's oil and gas revenues increased by 23%, or $9.3 million, to $49.8 million for the first nine months of 2000 compared to the same period of 1999, primarily as a result of higher oil and natural gas prices and higher oil and liquid production, partially offset by lower natural gas production. Higher oil and natural gas prices increased revenues by approximately $16.0 million in the first nine months of 2000 while natural gas liquids revenues received for the first time added approximately $0.6 million to revenues. Natural gas production decreased by 24% in the first nine months of 2000, primarily the result of the sale of North Louisiana properties to Phillips in the second quarter of 1999 and normal field declines, partially offset by new production added from the Company's drilling program. The decrease in natural gas production reduced revenues by approximately $8.5 million. The first nine months of 1999 includes a $25.7 million gain on the sale of properties to Phillips Petroleum Company ("Phillips") relating to certain of the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana. The first nine months of 2000 includes a $7.3 million gain on the sale of properties.

         Interest and other income decreased from $1.7 million in the first nine months of 1999 to $1.1 million in the first nine months of 2000 due to lower average cash balances in the current period.

         Production expenses for the first nine months of 2000 decreased 34% to $8.3 million from $12.6 million in the same period last year, resulting primarily from the sale of North Louisiana properties to Phillips in the second quarter of 1999 and lower workover expense. Lifting costs (production expenses less severance and ad valorem taxes) per Mcfe for the first nine months of 2000 decreased 13% to $0.47 compared to the same period in 1999, primarily due to lower workover expense.

         Exploration expenses totaled $5.9 million in the first nine months of 2000 and $4.2 million in the corresponding period of 1999, an increase of 40%, primarily due to higher current period leasehold abandonment, dry hole and seismic expenses, partially offset by lower overhead and lease rentals.

         G&A expenses were $5.7 million in the first nine months of 2000 compared to $6.2 million in the first nine months of 1999. The first nine months of 2000 includes $0.8 million of professional and legal expenses related to the preferred shareholders lawsuit and $0.1 million of compensation expense related to the Company's Unit Performance Plan, see Note 3 and Note 7 - Consolidated Financial Statements for further discussion. The first nine months of 1999 included $1.7 million of non-recurring professional, consulting and transaction costs. Excluding the foregoing expenses, G&A expense increased by $0.4 million for the first nine months of 2000, primarily due to lower third-party recoveries due to the sale of North Louisiana properties to Phillips and a lower allocation to exploration activities. On a unit of production basis, G&A expenses were $0.36 per Mcfe in the first nine months of 2000 compared to $0.32 per Mcfe in the corresponding period of 1999.

         Interest and other debt expenses of $25.9 million in the first nine months of 2000 decreased 11% from $29.0 million in the same period of 1999. The decrease in interest expenses resulted primarily from lower average debt in the current period. In addition to its 2000 cash interest expense of $23.3 million, the Company recorded non-cash charges in the first nine months of 2000 of $2.6 million for amortization of debt issuance costs, accretion of note discount, net of accretion of note premium and accretion of debt valuation discount.

         DD&A expenses decreased 29% from $28.5 million for the first nine months of 1999 to $20.1 million in the first nine months of 2000, primarily from lower production in the first nine months of 2000 due to the sale of north Louisiana properties to Phillips and $3.6 million less of DD&A expense associated with the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.48 per Mcfe in the first nine months of 1999 compared to $1.27 per Mcfe in the first nine months of 2000. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the first nine months of 1999 was $1.26 per Mcfe and $1.18 per Mcfe for the first nine months of 2000.

         In the first nine months of 1999, the Company negotiated a private offering of $135 million principal amount, 14% Senior Secured Notes, repurchased $35 million principal amount of the notes and repurchased $46.1 million of its 7 7/8% Convertible Subordinated Notes due December 15, 1999 and its 8 1/2% Convertible Subordinated Debentures due April 1, 2000. In the first nine months of 1999, the Company recognized an extraordinary gain of approximately $10.8 million related to these repurchases and refinancings. In September 1999, the Company retired $1.7 million face amount of its 7 7/8% Convertible Subordinated Notes. The settlement payments included principal amounts of $1.4 million and accrued interest of $34 thousand and the first nine months of 1999 includes an extraordinary gain of $0.2 million for these transactions.

         The Company recognized a net loss of $7.8 million in the first nine months of 2000 and a net loss of $1.9 million in the same period last year. The reasons for the increase in net loss are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities, before working capital adjustments, during the first nine months of 2000 aggregated $13.6 million. Funds provided by investing activities were comprised of proceeds from the sale of oil and gas properties of $23.8 million (see below), partially offset by expenditures of $19.6 million for exploration and development activities. Funds used in financing activities of $8.7 million were comprised of the redemption and retirement at maturity of the Company's 8 1/2% Convertible Subordinated Debentures. As result of these activities, cash and cash equivalents increased from $10.4 million at December 31, 1999 to $19.2 million as of September 30, 2000. As of September 30, 2000, the Company had working capital of $14.2 million, compared to a working capital deficit of $3.9 million at the end of 1999.

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

         At September 30, 2000, the Company had $7.5 million of "Restricted Cash" on its balance sheet. This amount represented collateral for letters of credit to support MMS bonding requirements for estimated future plugging and abandonment obligations. Subsequent to September 30, 2000, the Company was able to reduce the current collateral to $5.0 million. The Company has agreed to add $100,000 per month for twenty-five months beginning in November 2000 to replenish the collateral to $7.5 million.

         Capital Resources. In 1999, after the Company paid all amounts outstanding under its bank credit facility, the credit facility was terminated and the Company is not likely to have access to a revolving credit facility to supplement its cash needs while the 14% senior secured notes are outstanding. The Company's typical monthly cash flow cycle is such that the Company usually receives a substantial portion of its proceeds from operations near the end of each month.

         The Company has received the benefits of a general increase in the level of commodity prices over the past several months. This increase, combined with the actions described above, has provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities). In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt. Furthermore, since the Company does not have a revolving credit facility, the Company does not have ready access to incremental sources of capital to supplement its operational requirements. The Company believes that it has the ability for the foreseeable future based on current market conditions and operating performance, to meet all obligations as they come due and fund its current capital expenditure program from cash on hand and operational cash flows. However, there can be no assurance that the Company will be able to fund future obligations.

         The Company had $259.8 million of debt outstanding (principal plus premium) as of September 30, 2000 ($248.7 million recorded on the balance sheet), requiring semi-annual cash interest payments on April 15 and October 15 in each year of $15.4 million. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $44.6 million at September 30, 2000, including dividend arrearages of $10.5 million. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through November 1, 2000, aggregating approximately $10.8 million, covering twelve quarters. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages; however, the Company's charter provides that the Preferred Stockholders, voting separately as a class, have the right to elect two additional directors to the Board until all dividends in default on preferred stock have been paid in full. See Note 3 - Consolidated Financial Statements.

         Capital Commitments. The Company's original 2000 capital expenditure budget provided for $15.0 million to be expended on development drilling and exploratory activities primarily in south Louisiana and the shallow waters of the Gulf of Mexico. In July and October 2000, the Company's Board of Directors approved increases in the Company's 2000 capital budget for up to $25 million, including a new shallow gas exploratory drilling venture in south Texas. As with the Company's other obligations discussed above, funding for this level of expenditures will be provided by cash on hand and cash flow from operations which is dependent on a number of variables, including commodity prices, production levels and operating costs. In the first nine months of 2000, the Company expended $16.4 million on exploration and development activities. Of this amount $9.0 million was spent on new-well drilling and completions, and $7.4 million on other expenditures including recompletions, plugging and abandonment, leasehold, and seismic and G&G. In the first nine months of 2000, the Company participated in drilling 13 gross (3.5 net) wells, of which 8 gross (2.2 net) wells were completed and 5 gross (1.3 net) wells were plugged and abandoned. As of the end of the quarter, the Company was participating in the drilling of 2 gross (.73 net) wells.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. The Company plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

           The Company has received a mark-to-market valuation report from its counterparty dated November 7, 2000. Based on this report, when SFAS 133 is adopted on January 1, 2001, a liability of approximately $4.0 million would be recorded to reflect the fair market value of hedges currently in place for the periods subsequent to January 1, 2001. Because the Company's derivatives currently in place qualify for hedge accounting, an offsetting entry would be made to OCI. Due to commodity price volatility, the fair value of the Company's derivative instruments has changed dramatically since September 30, 2000 (See "Item 3. Quantitative and Qualitative Disclosure About Market Risk"). Volatility in the commodity price markets prevents management from determining the actual transitional valuation effect on future consolidated results of operations or financial position once SFAS 133 is implemented on January 1, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company currently has no outstanding floating rate debt and therefore its earnings and cash flows are not subject to interest rate risk. However, the fair value of the Company's fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The Company is also exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In 2000, the Company used price swap agreements and collars to reduce exposure to downward price fluctuations for its natural gas and crude oil production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and crude oil price swap agreements and natural gas collars, the table presents notional amounts in Mmbtus and bbls and the fair values for the contracts in place at September 30, 2000.

                                                       MATURITY DATE
                                  ----------------------------------------------------                               FAIR VALUE
                                      2000      2001       2002       2003      2004    THEREAFTER       TOTAL       @ 9/30/00
                                  ---------  ---------  ---------  ---------  --------  ----------     ----------    ----------
FIXED DEBT:
   14.00% (Maturity) (1)......                          $   4,120  $ 100,720                           $  104,840     $ 104,000
   10.38% (Maturity)..........                                                          $  155,000        155,000       103,075
                                                        ---------  ---------            ----------      ---------     ---------
Total Maturity................                          $   4,120  $ 100,720            $  155,000     $  259,840     $ 207,075
                                                        =========  =========            ==========     ==========     =========
Blended weighted
   average interest rate......                              14.00%     14.00%                10.38%

COMMODITY PRICE
   DERIVATIVES:

Price swaps:
   Notional amounts:
   Natural gas (Mmbtus) ......      930,000
   Weighted average price.....    $    2.60
   Fair value at 9/30/00(2)...                                                                                        $  (2,516)

 Collars:
   Notional amounts:
   Natural gas (Mmbtus) ......     3,210,000
   Price range................   $4.00 - $4.98
   Fair value at 9/30/00(2)...                                                                                         $   (885)

   Natural gas (Mmbtus) ......      5,475,000
   Price range................    $5.00 - $3.55/$3.00
   Fair value at 9/30/00(2)...                                                                                         $ (1,639)

   Natural gas (Mmbtus) ......      5,475,000
   Price range................    $5.00 - $3.75/$3.09
   Fair value at 9/30/00(2)...                                                                                         $ (1,378)

   Crude oil (bbls) ..........        228,500
   Price range................    $32.00 - $25.24/$22.00
   Fair value at 9/30/00(2)...                                                                                         $   (175)

   Crude oil (bbls) ..........         72,800
   Price range................    $32.48 - $27.20/$23.00
   Fair value at 9/30/00(2)...                                                                                         $    (39)

(1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.

(2) Represents the mark-to-market fair value of the contracts at September 30, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of November 1, 2000, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $10.8 million.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Company reports estimated proven reserves as of October 1, 2000 of
186.6 Bcfe.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

                  27 Financial Data Schedule (included only in the electronic filing of this document).

         (b)  Reports on Form 8-K:

         On August 30, 2000, the Company filed an 8-K to disclose its estimated proved reserves as of July 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CONTOUR ENERGY CO.



Date: November 14, 2000                    By:      /s/ Rick G. Lester
                                                ------------------------------
                                                        Rick G. Lester
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
------   -----------
  27     Financial Data Schedule (included only in the electronic filing of this document).