Form 10-K
period 2000-12-31
CONTOUR ENERGY CO
filed 2001-03-30
CIK 930529

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 0-25214

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

                               TITLE OF EACH CLASS
                                  Common Stock
                 $2.625 Convertible Exchangeable Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 23, 2001, 13,211,449 shares of Common Stock and 1,365,173 shares of Preferred Stock were outstanding, and the aggregate market values of shares held by unaffiliated stockholders were approximately $10,682,134 and $10,737,647, respectively.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders to be held on May 31, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference in Part III of this form.

================================================================================

                                     PART I

CERTAIN DEFINITIONS

         As used herein, the following terms have specific meanings as set forth below.

Mcf               thousand cubic feet

Mmcf              million cubic feet

Bcf               billion cubic feet

Bbl               barrel or 42 U.S. gallons liquid volume

Mbbl              thousand barrels

Mcfe thousand cubic feet of natural gas equivalents using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids

Mmcfe             million cubic feet of natural gas equivalent

Bcfe              billion cubic feet of natural gas equivalent

Mmbtu             million British thermal units

         Reference herein to "Contour", the "Company", "we" and "our" means Contour Energy Co. with its subsidiaries and subsidiary partnerships. This Annual Report on Form 10-K (the "Report") includes various other capitalized terms that are defined when first used.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         Contour was incorporated in Delaware in 1994 and is engaged in the exploration, development, acquisition and production of oil and natural gas. The Company's core areas are in south and north Louisiana, the Gulf of Mexico and south Texas. At December 31, 2000, proved oil and natural gas reserves totaled
181.5 Bcfe, of which 76% is natural gas and 67% is proved developed.

         The Company's strategy is to increase reserves, production and cash flows in a cost-efficient manner through a program of balanced exploration and development activities and through strategic acquisitions. The Company's executive offices are located at 601 Jefferson Street, Suite 1100, Houston, Texas 77002, and its telephone number is (713) 652-5200.

         The Company has received the benefits of a dramatic increase in the level of commodity prices (mainly natural gas) during 2000. This increase has provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. To help ensure a base level of cash flow, the Company periodically enters into hedge contracts. As of December 31, 2000, 45,000 Mmbtu per day of natural gas has been hedged through a series of "costless collars" that provide an average floor of $3.77/Mmbtu and an average ceiling of $5.11/Mmbtu during the calendar year 2001. On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu. The Company's hedging activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and Note 9 in Notes to Consolidated Financial Statements contained elsewhere in this Report. In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt (see "Capital Resources"). The Company does not have access to a revolving credit facility nor ready access to other sources of capital to supplement its operating cash flows to meet its requirements. The Company believes that it has the ability for the foreseeable future based on its current financial condition and current industry economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from operational cash flows. However, because of the combination of the factors described herein (see "Risk Factors"; "Liquidity"; and

"Capital Resources") and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that the Company will be able to fund future obligations or capital expenditure programs.

COMPANY HISTORY

         CPC Transaction. In January 1996, Kelley Oil & Gas Corporation ("Kelley Oil") entered into financing and related agreements with Contour Production Company L.L.C. ("CPC"), pursuant to which CPC purchased 4.8 million newly issued shares of Common Stock for $48.0 million on February 15, 1996, and an option (the "CPC Option") to purchase an additional 2.7 million shares of Common Stock for $27.0 million, which was exercised on December 1, 1997 (all such transactions are referred to collectively as the "CPC Transaction"). As a result of the CPC Transaction, CPC became our majority shareholder.

         On July 30, 1999, Kelley Oil's name was changed to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). All historical share and per share data appearing in this document have been restated to reflect this reverse stock split.

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

         On March 8, 2001, the Company announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders will assume the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, the Company's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of the Company.

OPERATIONS AND PROPERTIES

         The Company's production and development activities are focused in the Vacherie Salt Dome region of north Louisiana, south Louisiana and the Gulf of Mexico. Exploration activities are primarily conducted in south Louisiana, the Gulf of Mexico and south Texas.

         In 2000, the Company participated in 7 development wells and 14 exploration wells of which 4 development wells and 8 exploration wells were successful. Reserve extensions and discoveries from 2000 acquisition, exploration and development drilling activities totaled 20.4 Bcfe. Total 2000 costs incurred for acquisition, exploration and development activities were $25.8 million, including $15.3 million for acquisition, exploration drilling and development drilling, recompletion and plugging and abandonment activities, $2.8 million for acquisition of undeveloped leasehold,

$3.6 million for seismic acquisition, and $4.1 million for delay rentals and capitalized overhead. In December 2000, the Board of Directors approved a 2001 capital spending program of $34.5 million for exploration and development activities, a 59% increase over 2000 actual expenditures. The actual amounts expended in 2001 and the results therefrom will be influenced by numerous factors, many of which are beyond the Company's control, and may vary significantly from its plan.

         Development Activities. During 2000, the Company participated in 7 development wells in north Louisiana, south Louisiana and the Gulf of Mexico, with 4 being successful. In north Louisiana, the Company drilled or participated in drilling 3 gross (1.30 net) development wells, of which 2 gross (.98 net) were completed as producing wells. In south Louisiana, the Company participated in drilling 1 gross (.46 net) well, which was not commercial. In the other areas, the Company drilled or participated in drilling 3 gross (.27 net) wells, of which 2 gross (.02 net) wells were completed as producing wells. The Company had 2 gross (1.49 net) development wells drilling at December 31, 2000, which were subsequently completed as producing wells.

         Exploration Activities. The Company focuses its exploration activities primarily on its existing leaseholdings in south Louisiana, the Gulf of Mexico and south Texas. The number, type and timing of proposed wells in these regions is subject to continued revision as a result of many factors, including test and drilling results on these properties and others, the price of oil and natural gas, availability of capital funds and drilling rigs, weather, and general economic factors. See "Caution as to Forward-Looking Statements" and "Risk Factors".

         The Company is utilizing sophisticated technologies to identify exploration prospects and advanced geophysical techniques to continue to develop and refine interpretations of its 1,690 square mile 3-D seismic database, which includes (i) 619 square miles covering a major portion of its existing leaseholdings in Terrebonne and LaFourche Parishes, in south Louisiana, (ii) 153 square miles offshore, (iii) 190 square miles in south Texas and (iv) 728 square miles in various other areas including the Permian Basin.

         In 2000, the Company drilled or participated in 14 gross (3.78 net) exploratory wells, including 8 gross (2.17 net) wells in south Texas, 3 gross (.47 net) wells in the Gulf of Mexico and 2 gross (.71 net) wells in south Louisiana. Of these, 8 gross (2.34 net) wells were successful. As of December 31, 2000, the Company had 1 gross (.16 net) exploration well drilling in south Louisiana that was subsequently completed as a producing well.

         Description of Properties. The Company's properties are located primarily in Louisiana, the Gulf of Mexico, and Texas. As of December 31, 2000, the Company owned interests in a total of 256 gross (70.6 net) producing wells, not including wells contributing to its volumetric overriding royalty interest "(VORI"). As of that date, the Company had leaseholdings covering 140,397 gross (51,318 net) developed acres and 172,989 gross (69,041 net) undeveloped acres. Approximately 76% of its proved oil and natural gas reserves as of January 1, 2001, was natural gas on an energy content basis. The reserves to production ratio for these properties (based on 2000 production) was estimated to be 8.8 as of January 1, 2001.

         Significant Properties. The Company's natural gas properties in north Louisiana are located primarily in the Sibley and Ada fields of Webster and Bienville Parishes and in the Sailes and West Bryceland fields in Bienville Parish, in which the Company holds a volumetric overriding interest. Its properties in south Louisiana are concentrated in the Orange Grove/Humphreys, Lirette, Lake Pagie, Ouiski Bayou and Bayou Sauveur fields in Terrebonne Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations. The most prominent Gulf of Mexico property is the Main Pass area, offshore Louisiana. Other properties are located primarily in the shallow waters of the Gulf of Mexico, south Louisiana, and Texas. Substantially all of the Company's oil and natural gas properties are pledged to secure borrowings under the 14% Senior Secured Notes ("Notes"). The following table sets forth certain information as of the dates indicated regarding the Company's interests by major geographic region. See "Estimated Proved Reserves - Uncertainties in Estimating Reserves and Future Net Cash Flows".

                          SIGNIFICANT PROVED PROPERTIES

                                                                                          PRODUCTION
                                   PROVED RESERVES AT JANUARY 1, 2001           ---------------------------------
                           -------------------------------------------------             YEAR ENDED
                                                               PRESENT VALUE          DECEMBER 31, 2000
                                                               OF ESTIMATED     ---------------------------------
                                                       GAS      FUTURE NET                                GAS
                             OIL          GAS      EQUIVALENT  CASH FLOWS(1)     OIL         GAS       EQUIVALENT
                            MBbls        Mmcf        (Mmcfe)  (IN THOUSANDS)   (Mbbls)      (Mmcf)       (Mmcfe)
                          --------     --------    ---------- --------------  --------     --------    ----------
North Louisiana .....          231       83,806       85,192     $455,821           11        8,942        9,008
South Louisiana .....        4,628       22,919       50,687      200,470           89        3,276        3,810
Offshore ............        2,101       26,218       38,824      202,303          302        5,436        7,248
Other as a group ....          402        4,360        6,772       30,067           65          119          509
                          --------     --------     --------     --------     --------     --------     --------
Totals ..............        7,362      137,303      181,475     $888,661          467       17,773       20,575
                          ========     ========     ========     ========     ========     ========     ========


         (1) The estimates were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves. A discount factor of 10% was used to reflect the timing of future net cash flow. See "Estimated Proved Reserves - Uncertainties in Estimating Reserves and Future Net Cash Flows" and Note 12 in Notes to Consolidated Financial Statements.

         ADDITIONAL INFORMATION REGARDING THESE REGIONS IS SET FORTH BELOW. UNLESS OTHERWISE NOTED, ACREAGE AND WELL INFORMATION IS PROVIDED AS OF DECEMBER 31, 2000, AND RESERVE INFORMATION IS PROVIDED AS OF JANUARY 1, 2001.

         North Louisiana. The Company's operations in this region are 73% proved developed, and its wells are typically drilled to a maximum depth of approximately 10,500 feet. Operations in this region do not typically experience geopressured formations or significant associated salt-water production. The Company's reserves to production ratio in north Louisiana (based on 2000 production) is approximately 9.5. Its lifting costs in this region are generally low (approximately $0.16 per Mcfe in 2000) as a result of relatively low formation pressures and minimal liquid hydrocarbon and salt water production. In 2000, the Company drilled or participated in 3 gross (1.30 net) development wells of which 2 gross (.98 net) were successful. At December 31, 2000, the Company was drilling 1 gross (.49 net) well in this region, which subsequently was completed as a producing well.

         The Company's share of proved reserves associated with its north Louisiana fields totaled approximately 85.2 Bcfe at January 1, 2001. Pursuant to a 1999 agreement with Phillips Petroleum Company ("Phillips"), (the "Phillips Transaction"), the Company owns a VORI and a 1% override on the excess of production above such royalty from the Sailes and West Bryceland fields in north Louisiana. Included in the reserve base for north Louisiana are proved reserves associated with the VORI. In March 2000, the Company sold a portion of its VORI for net proceeds of $19.8 million. The portion of the VORI reserves sold (approximately 16.5 Bcf) relates to production beginning April 1, 2003. The Company's interest in the VORI reserves total 20.2 Bcfe at January 1, 2001 and are non-cost bearing to the Company except for related gathering, transmission, compression costs and severance and production taxes.

         South Louisiana. The Company's operations in this region are primarily focused in the Houma Embayment and Terrebonne Trough areas. These areas contain high-quality reservoir rock, contributing to high production rates. Wells are typically drilled to a depth of approximately 11,000 to 19,000 feet. The Company's share of proved reserves associated with these fields totaled approximately 50.7 Bcfe at January 1, 2001. Production from the Company's south Louisiana properties generally receives premium wellhead prices because of the close proximity of the properties to transportation and market locations, and because of their rich condensate content. The Company believes these factors partially offset the higher operating costs associated with higher formation pressures, salt water disposal and inland water well locations associated with the region. In 2000, the Company participated in 2 gross (.83 net) exploration wells and 1 gross (.46 net) development well, of which both exploration wells were successful and the development well was non-commercial. At December 31, 2000, the Company was drilling 2 gross (1.16 net) wells (1 development and 1 exploration) in this region, which subsequently were completed as producing wells.

         Offshore. The Company's operations in this region are primarily focused in the shallow waters of the Gulf of Mexico, offshore Texas, Louisiana and Alabama. In the Main Pass area, the Company participated in drilling 3 gross (.47 net) exploration wells during 2000, of which 2 gross (.39 net) wells were successfully completed. The Company expects to continue additional exploration activities in the Main Pass area in 2001. The Company's share of proved reserves associated with the Gulf of Mexico region total approximately 38.8 Bcfe at January 1, 2001.

JOINT VENTURE PARTNERSHIPS

         The Company participates in joint ventures with industry partners to accelerate the exploration and evaluation of its properties and to mitigate the risks associated with exploratory drilling projects.

         The Company has three primary joint venture agreements, two in south Louisiana and one in south Texas. In Louisiana, the Company has a 50/50 joint venture agreement covering an 80,000 acre area of mutual interest in the Houma Embayment with Williams Production, Gulf Coast Company ("Williams"), a unit of The Williams Companies, Inc. The Company also had a joint exploration and development agreement with Fina Oil and Chemical Company, a subsidiary of Fina Inc. ("Fina") covering an AMI of approximately 400,000 acres in South Louisiana encompassing some 180,000 fee acres owned by Fina. The Company and its partners have acquired 3-D seismic data covering over 460 square miles within the AMI. The initial five-year term of the agreement with Fina expired March 31, 2000, but there were provisions for extensions in the agreements. The Company and Fina entered into discussions about the nature and extent of an extension. Fina sold its interests in the area to a private company. On November 10, 2000, the Company and the new owner executed an agreement (the "Settlement Agreement") to allow the joint exploration and development agreement to expire at the end of its primary term in return for direct leasehold interest in specified prospect areas. Under the Settlement Agreement, the Company increased its working interest position in a number of the more prospective areas while relinquishing its interest in areas the Company viewed to have little or no prospectivity. As a result, the Company's average working interest increased to approximately 40% (40,000 net acres out of 100,000 gross acres) from the approximately 25% average working interest (47,000 net acres out of 185,000 gross acres) prior to the Settlement Agreement. In south Texas, the Company has an exploration and development agreement with a private company covering two areas of mutual interest ("AMI") and rights to 3-D seismic data. The Company has a 25% working interest in a 64,000 acre AMI in Bee and San Patricio Counties and a 33% working interest in a 58,000 acre AMI in Jim Wells and Duval Counties. Included in its participation, the Company has rights to 190 square miles of new 3-D seismic data covering both AMI's. Both areas include numerous shallow Frio-Vicksburg prospect leads identified from early review of the seismic data. Several somewhat deeper Yegua leads have also been identified.

ESTIMATED PROVED RESERVES

         The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by the Company for the years ended December 31, 1998, 1999 and 2000, which were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers.


                            ESTIMATED PROVED RESERVES

                                                                         YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                                      1998                       1999                        2000
                                            ----------------------      ----------------------      -----------------------
                                               OIL           GAS          OIL            GAS          OIL            GAS
                                             (Mbbls)       (Mmcf)       (Mbbls)        (Mmcf)       (Mbbls)        (Mmcf)
                                            --------      --------      --------      --------      --------      --------
PROVED RESERVES:
   Beginning balance ..................        2,953       354,867         5,294       283,559         7,623       158,700
   Revisions of previous estimates ....          (79)      (31,674)        1,262       (10,774)         (285)       (4,395)
   Purchases of reserves in place .....           --            --            --            --             6           324
   Extensions and discoveries .........        3,082         9,512         1,762        15,620           488        17,067
   Sale of reserves in place (1) ......         (287)      (13,589)         (328)     (107,313)           (3)      (16,620)
   Production .........................         (375)      (35,557)         (367)      (22,392)         (467)      (17,773)
                                            --------      --------      --------      --------      --------      --------
     Ending balance ...................        5,294       283,559         7,623       158,700         7,362       137,303
                                            ========      ========      ========      ========      ========      ========
PROVED DEVELOPED RESERVES:
   Producing (2) ......................        1,062       129,787         2,039        94,798         1,957        77,788
   Non-producing ......................          919        59,037           647        29,089           647        27,276
                                            --------      --------      --------      --------      --------      --------
     Total proved developed ...........        1,981       188,824         2,686       123,887         2,604       105,064
                                            ========      ========      ========      ========      ========      ========

(1) Includes Phillips Transaction in 1999 and the sale of a portion of the VORI in March 2000.

(2) 1999 and 2000 includes 3 Mbbls and 40,835 Mmcf and 3 Mbbls and 20,172 Mmcf, respectively, associated with the Company's interest in the VORI.

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

         Uncertainties in Estimating Reserves and Future Net Cash Flows. There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change, as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated. It is possible that variances from the estimates will be material. In addition, the estimates of future net cash flows from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash flows should not be construed as representative of the fair market value of the proved reserves owned by the Company since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices from those in effect on the date indicated or for escalation of expenses and capital costs subsequent to such date. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Accordingly, investors are cautioned not to place undue reliance on the reserve data included in this document.


         The Company has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in filings with the SEC.

PRODUCTION, PRICE AND COST HISTORY

         The following table sets forth certain production data, average sales prices and average production expenses attributable to the Company's properties for 1998, 1999 and 2000. Detailed additional information concerning the Company's oil and natural gas production activities is contained in the Supplementary Information in Note 12 in Notes to Consolidated Financial Statements included elsewhere in this Report.

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                        1998         1999        2000
                                                                      -------     -------     -------
PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ....................         375         367         467
   Natural gas (Mmcf) ...........................................      35,557      22,392      17,773
   Natural gas equivalent (Mmcfe) ...............................      37,807      24,594      20,575

AVERAGE SALES PRICE PER UNIT (INCLUDING EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl) ..................     $ 13.09     $ 16.77     $ 27.39
   Natural gas (per Mcf) ........................................        2.25        2.27        3.39
   Natural gas equivalent (per Mcfe) ............................        2.24        2.32        3.55

AVERAGE PRODUCTION EXPENSES PER MCFE (1) ........................     $   .67     $   .78     $   .68

(1) Transportation and compression expenses of $5.4 million, $3.4 million and $2.0 million for the years ended December 31, 1998, 1999 and 2000, respectively, has been included in this calculation, increasing average production expenses per Mcfe by approximately $0.14, $0.14 and $0.10, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Pronouncements" and Note 10 in Notes to Consolidated Financial Statements for further discussion.

PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 2000, the Company had leaseholdings comprising 140,397 gross (51,318 net) developed acres and 172,989 gross (69,041 net) undeveloped acres, all located within the continental United States. The oil and gas leases in which the Company has an interest are for varying primary terms and many, particularly in south Louisiana, require the payment of delay rentals in lieu of drilling operations. In north Louisiana, most of the Company's leasehold interests are held by production; that is, so long as natural gas and oil are produced from the properties covered thereby, the leases continue indefinitely. The leases may be surrendered at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals, if applicable.

         The following table sets forth the Company's ownership interests in its leaseholds as of December 31, 2000.

                            DEVELOPED(1)         UNDEVELOPED(2)
                     ----------------------  ----------------------
                     GROSS ACRES  NET ACRES  GROSS ACRES  NET ACRES
                     -----------  ---------  -----------  ---------
Louisiana .......      64,261      17,568     110,083      46,181
Texas ...........      24,982       4,788      27,049       7,046
Offshore ........      42,401      27,540       5,288       1,489
Other states ....       8,753       1,422      30,569      14,325
                      -------     -------     -------     -------
   Total ........     140,397      51,318     172,989      69,041
                      =======     =======     =======     =======


    (1)  Acres spaced or assignable to productive wells.

    (2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether that acreage contains proved reserves.

         As of December 31, 2000, the Company had working interests in 206 gross (62.7 net) productive gas wells and 50 gross (7.9 net) productive oil wells. Additionally, the Company had working interests in 6 gross (1.8 net) gas wells that were capable of production.

EXPLORATION AND DEVELOPMENT

         The following table sets forth the number of gross and net productive and dry exploratory and development wells drilled by the Company.

                                                     YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------
                                        1998                1999                 2000
                                   ---------------     ---------------     ---------------
                                   GROSS      NET      GROSS      NET      GROSS      NET
                                   -----     -----     -----     -----     -----     -----
NORTH LOUISIANA:
   Exploratory wells:
     Oil .....................        --        --        --        --        --        --
     Natural gas .............         2       .72        --        --        --        --
     Dry .....................        --        --        --        --        --        --
                                   -----     -----     -----     -----     -----     -----
       Total .................         2       .72        --        --        --        --
                                   =====     =====     =====     =====     =====     =====
   Development wells:
     Oil .....................        --        --        --        --        --        --
     Natural gas .............        43     20.68         6      1.36         2       .98
     Dry .....................         1       .46        --        --         1       .32
                                   -----     -----     -----     -----     -----     -----
       Total .................        44     21.14         6      1.36         3      1.30
                                   =====     =====     =====     =====     =====     =====
   Total north Louisiana:
     Producing ...............        45     21.40         6      1.36         2       .98
     Dry .....................         1       .46        --        --         1       .32
                                   -----     -----     -----     -----     -----     -----
       Total .................        46     21.86         6      1.36         3      1.30
                                   =====     =====     =====     =====     =====     =====
SOUTH LOUISIANA:
   Exploratory wells:
     Oil .....................        --        --         1       .50        --        --
     Natural gas .............         6      1.81         1       .34         2       .83
     Dry .....................         3      1.13        --        --        --        --
                                   -----     -----     -----     -----     -----     -----
       Total .................         9      2.94         2       .84         2       .83
                                   =====     =====     =====     =====     =====     =====
   Development wells:
     Oil .....................        --        --        --        --        --        --
     Natural gas .............        --        --         1       .18        --        --
     Dry .....................        --        --         1       .50         1       .46
                                   -----     -----     -----     -----     -----     -----
       Total .................        --        --         2       .68         1       .46
                                   =====     =====     =====     =====     =====     =====
   Total south Louisiana:
     Producing ...............         6      1.81         3      1.02         2       .83
     Dry .....................         3      1.13         1       .50         1       .46
                                   -----     -----     -----     -----     -----     -----
       Total .................         9      2.94         4      1.52         3      1.29
                                   =====     =====     =====     =====     =====     =====

                                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                      1998                1999                 2000
                                                ---------------     ---------------     ---------------
                                                GROSS      NET      GROSS      NET      GROSS      NET
                                                -----     -----     -----     -----     -----     -----
OFFSHORE:
   Exploratory wells:
     Oil .................................        --        --        --        --         1       .06
     Natural gas .........................        --        --         1       .18         1       .33
     Dry .................................        --        --        --        --         1       .08
                                               -----     -----     -----     -----     -----     -----
       Total .............................        --        --         1       .18         3       .47
                                               =====     =====     =====     =====     =====     =====
   Development wells:
     Oil .................................        --        --         1       .18        --        --
     Natural gas .........................        --        --        --        --        --        --
     Dry .................................        --        --         1       .18        --        --
                                               -----     -----     -----     -----     -----     -----
       Total .............................        --        --         2       .36        --        --
                                               =====     =====     =====     =====     =====     =====
   Total Offshore:
     Producing ...........................        --        --         2       .36         2       .39
     Dry .................................        --        --         1       .18         1       .08
                                               -----     -----     -----     -----     -----     -----
       Total .............................        --        --         3       .54         3       .47
                                               =====     =====     =====     =====     =====     =====
SOUTH TEXAS & OTHER ONSHORE:
   Exploratory wells:
     Oil .................................        --        --        --        --        --        --
     Natural gas .........................        --        --        --        --         4      1.00
     Dry .................................         4      2.09        --        --         5      1.48
                                               -----     -----     -----     -----     -----     -----
       Total .............................         4      2.09        --        --         9      2.48
                                               =====     =====     =====     =====     =====     =====
   Development wells:
     Oil .................................         3       .04        --        --        --        --
     Natural gas .........................        --        --        --        --         2       .02
     Dry .................................        --        --         1       .29         1       .25
                                               -----     -----     -----     -----     -----     -----
       Total .............................         3       .04         1       .29         3       .27
                                               =====     =====     =====     =====     =====     =====
   Total south Texas & other onshore:
     Producing ...........................         3       .04        --        --         6      1.02
     Dry .................................         4      2.09         1       .29         6      1.73
                                               -----     -----     -----     -----     -----     -----
       Total .............................         7      2.13         1       .29        12      2.75
                                               =====     =====     =====     =====     =====     =====


         As of December 31, 2000, the Company had 1 gross (.16 net) exploratory well in south Louisiana, 1 gross (1.00 net) development well in south Louisiana, and 1 gross (.49 net) development well in north Louisiana in progress, which were all subsequently completed as producing wells.

MARKETING OF NATURAL GAS AND CRUDE OIL

         The Company does not refine or process any significant portion of the oil and natural gas it produces. Substantially all of the Company's natural gas is sold under term contracts, contracts providing for periodic price adjustments or in the spot market. Its revenue streams are therefore sensitive to changes in current market prices. The Company's sales of crude oil, condensate and natural gas liquids generally are made at prices related to posted field prices.

         In addition to marketing the Company's natural gas production, the Company secures gas transportation arrangements, provides nomination and gas control services, supervises gas aggregation operations and performs revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing, monitoring and marketing functions.

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

HEDGING ACTIVITIES

         Periodically, the Company uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 2000, the Company used price swap agreements and collars (a combination of a put option and a call option) to hedge its exposure to possible declines in natural gas and crude oil prices. Additional information concerning hedging activities of the Company during 2000 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and in
Note 9 in Notes to Consolidated Financial Statements contained elsewhere in this Report.

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

EMPLOYEES

         As of December 31, 2000, the Company had 45 employees. The Company's staff includes employees experienced in acquisitions, geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. None of the Company's employees are represented by a union. The Company has not experienced an interruption in its operations due to any labor dispute and believes that its working relationships with its employees are satisfactory.

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

         Words such as "anticipated", "expect", "estimate", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risks described in "Risk Factors".

RISK FACTORS

         The Company cautions that the following risk factors could affect its actual results in the future in addition to risks identified in "Estimated Proved Reserves - Uncertainties in Estimating Reserves and Future Net Cash Flows" included elsewhere in this Report.

         Substantial Leverage; Inability to Service Debt; Lack of Liquidity; Substantial Capital Requirements. As of December 31, 2000, the Company had $259.8 million principal amount of debt outstanding, stockholders' deficit of approximately $87.8 million and cash on hand of approximately $18.4 million (excluding restricted cash of $5.2 million). The Company has interest payments of $15.4 million due in April 2001. The Company has significant debt outstanding relative to its asset base and cash flows. The ability of the Company to service such debt is primarily dependent on its operational cash flows, which are dependent on various factors outside of its control, including the oil and natural gas commodity markets. To the extent such factors negatively affect cash flows, the ability of the Company to meet its debt obligations may be impaired. Therefore, there can be no assurance that the Company will have sufficient funds to meet all of its future debt obligations.

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

         Volatility of Oil, Natural Gas and Natural Gas Liquids Prices; Hedging Limitations. The Company's financial results are affected significantly by the prices received for its oil, natural gas and natural gas liquids production. Historically, the markets for oil, natural gas and natural gas liquids have been volatile. The prices received by the Company for its oil, natural gas and natural gas liquids production and the levels of such production are subject to government regulation, legislation and policies. The Company's future financial condition and results of operations will depend, in part, upon the prices received for its oil and natural gas production, as well as the costs of finding, acquiring, developing and producing reserves.

         The Company attempts to mitigate commodity price volatility through various hedging transactions. However, the Company is required to provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. Further, these transactions limit the Company's upside potential when prices increase.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of the Company's stockholders during the fourth quarter of 2000.

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

                                                              CONC COMMON STOCK       CONCP PREFERRED STOCK
                                                                MARKET PRICES              MARKET PRICES
                                                            ---------------------     ---------------------
                                                              HIGH         LOW          HIGH         LOW
                                                            --------     --------     -------     ---------
1999:
----
First quarter ............................................  $10 5/16      $4 3/8      $10 1/2      $3 11/16
Second quarter............................................    8 3/4        2 3/16       6           3 3/8
Third quarter.............................................    5            1            6 1/2       3 1/4
Fourth quarter............................................    1 5/16         3/8        5 3/4       1

2000:
----
First quarter ............................................  $ 1 7/8       $   .48     $ 4          $1 3/4
Second quarter............................................    2 5/8        1 1/32       7           2 7/8
Third quarter.............................................    2 3/4        1.7812       8           6
Fourth quarter............................................    2 1/4           7/8       7 1/2       4

         Stock prices shown above reflect the Company's 1 for 10 reverse stock split in 1999. See Note 4 in Notes to Consolidated Financial Statements.

         As of February 22, 2001, there were approximately 724 record holders of Common Stock and 79 record holders of Preferred Stock.

         Dividends on the Preferred Stock accrue quarterly at the rate of $.65625 per share. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. Further dividends are restricted under the Company's indentures governing its 103/8% Senior Subordinated Notes and its 14% Senior Secured Notes. As of February 1, 2001, the total amount of dividend payments in arrears was approximately $11.6 million. In July 2000, two additional directors were elected by the holders of preferred shares, as a group.

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

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          1996         1997        1998          1999        2000
                                                       ---------    ---------    ---------    ---------   ---------
INCOME STATEMENT DATA:
Oil and gas revenues (2) ...........................   $  60,854    $  78,329    $  84,584    $  57,552    $  73,360
Interest and other income ..........................       1,429          274          505        1,974        1,618
Gain on sale of properties (1) .....................          --           --           --       25,863        7,310
                                                       ---------    ---------    ---------    ---------   ---------
   Total revenues ..................................      62,283       78,603       85,089       85,389      82,288
                                                       ---------    ---------    ---------    ---------   ---------
Production expenses (2) ............................      10,709       13,420       25,312       18,986       14,025
Exploration expenses ...............................       5,438        5,433       12,034        5,736        8,034
General and administrative expenses ................       8,953        6,875        7,077        7,463        7,112
Interest and other debt expenses ...................      24,401       25,071       33,333       38,002       34,402
Restructuring expenses .............................       4,276           --           --           --           --
Depreciation, depletion and amortization ...........      20,440       25,853       38,602       35,986       25,100
Impairment of oil and gas properties (3) ...........          --           --       25,738           --        5,156
                                                       ---------    ---------    ---------    ---------   ---------
Income (loss) before income taxes and
   extraordinary item ..............................     (11,934)       1,951      (57,007)     (20,784)     (11,541)
Provision for taxes ................................          --           --           --           --           --
                                                       ---------    ---------    ---------    ---------   ---------
Net income (loss) before extraordinary item ........     (11,934)       1,951      (57,007)     (20,784)     (11,541)
Extraordinary (loss) gain (4) ......................     (17,030)          --           --       11,051           --
                                                       ---------    ---------    ---------    ---------   ---------
Net income (loss) ..................................   $ (28,964)   $   1,951    $ (57,007)   $  (9,733)   $ (11,541)
                                                       =========    =========    =========    =========   =========
Basic and diluted loss per common share
   before extraordinary item(5) (6) ................   $   (1.83)   $    (.26)   $   (4.89)   $   (1.94)  $   (1.14)
Basic and diluted loss per common share(5) (6) .....   $   (3.72)   $    (.26)   $   (4.89)   $   (1.08)  $   (1.14)
Weighted average common shares outstanding (6) .....       9,011       10,076       12,578       12,871       13,212


                                                                              AS OF DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          1996         1997        1998          1999        2000
                                                       ---------    ---------    ---------    ---------   ---------
BALANCE SHEET DATA:
   Property and equipment, net .....................   $ 158,468    $ 293,613    $ 256,455    $ 165,756    $ 136,737
   Long term debt, excluding current maturities ....     190,511      291,286      292,523      255,737      256,798
   Stockholders' deficit ...........................     (30,535)      (5,621)     (66,939)     (76,303)     (87,844)
   Total assets ....................................     195,485      327,705      291,220      211,291      193,686


    (1) Reflects the gain on the sale of properties to Phillips in 1999 and the sale of the Company's interest in the East Cameron area and a portion of the VORI in 2000. See Note 2 in Notes to Consolidated Financial Statements.

    (2) Transportation and compression expenses of $2.5 million, $5.4 million, $3.4 million and $2.0 million for the years ended December 31, 1997, 1998, 1999 and 2000, respectively, have been included in production expense and removed from oil and gas revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Pronouncements" and Note 10 in Notes to Consolidated Financial Statements for further discussion.

    (3) Reflects noncash impairment charges against the carrying value of proved and unproved properties under SFAS 121. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 in Notes to Consolidated Financial Statements.

    (4) The extraordinary loss in 1996 was incurred in connection with the refinancing of the 13 1/2% Senior Notes and represents the excess of the aggregate purchase price of the 13 1/2% Senior Notes (including consent payments) over their carrying value as of the date the refinancing was consummated. The 1999 extraordinary gain of $11.1 million was related to debt repurchases and refinancings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    (5) Dividends on the Company's cumulative preferred stock are deducted from "Net Loss Before Extraordinary Item" and "Net Loss" in calculating related per share amounts, whether or not declared, and amounted to $4.6 million, $4.6 million, $4.6 million, $4.2 million and $3.6 million for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, respectively.

    (6) Reflects the Company's 1 for 10 reverse stock split in 1999. See Note 4 in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

GENERAL

         Introduction. Contour Energy Co. and its consolidated subsidiaries (the "Company") are engaged in oil and natural gas exploration, development, production and acquisition activities. The Company's 2000 development activities were focused primarily on exploiting its north Louisiana properties and exploration activities on its south Louisiana, south Texas and Gulf of Mexico properties. In 2000, the Company drilled or participated in 14 gross (3.78 net) exploratory wells and 7 gross (2.03 net) development wells of which 12 gross (3.22 net) wells were successful.

         General Conditions of the Oil and Natural Gas Industry and Commodity Prices. The prices of oil and natural gas improved significantly during 2000. However, cash prices and NYMEX based prices for both oil and natural gas continue to fluctuate significantly on an intra-month, month-to-month, and future year basis, reflecting the volatility of commodity prices. The Company has received the benefits of such higher prices in the form of increased operating cash flows and is dependent on such cash flows to fund its future obligations and capital expenditure programs. However, given the volatility of commodity prices there can be no assurance that current levels can be sustained (see "Risk Factors"). A decrease in the current level of commodity prices could have a materially adverse impact on the Company's results of operations, liquidity, and ability to meet its future obligations. To help ensure a base level of cash flow, the Company periodically enters into hedge contracts more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and in Note 9 in Notes to Consolidated Financial Statements contained elsewhere in this Report. The Company, under the terms of its existing hedge instruments, is required, from time to time, to provide collateral to the counterparty. The amount of collateral required is a function of the mark-to-market value of the hedge instruments at a point in time as determined by the counterparty. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

         Hedging Activities. The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 2000, the Company used price swap agreements and collars. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counterparty must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships for 1998, 1999 and 2000. The Company, beginning in 2001 will no longer hedge the production of these subsidiary partnerships. However, see Notes 9 and 10 in Notes to Consolidated Financial Statements.

         Through natural gas price swap agreements and collars, the Company hedged approximately 49% and 50% of its natural gas production for 1998 and 1999, respectively, at average NYMEX quoted prices of $2.31 and $2.17, per Mmbtu, respectively, before transaction and transportation costs. For 2000, the Company hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.56/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of the December 31, 2000, the Company has three collars in place for 15,000 Mmbtus per day each totaling 45,000 Mmbtus per day for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at a closing Index Price above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to an Index Price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at a closing Index Price above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to an Index Price plus $0.66/Mmbtu. The terms of the third collar include a ceiling of $5.33/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price. On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu. At December 31, 2000, the unrealized loss on the Company's existing hedging instruments for future production months in 2001 approximated $27.8 million. See Note 10 in Notes to Consolidated Financial Statements.

         Through crude oil price swap agreements, the Company hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00/Bbl, before transaction and transportation costs. No crude oil was hedged for 1998. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2000, the Company has hedged crude oil production using two costless collars. The first collar hedges 400 Bbls per day of crude oil for the period January through March 2001 at a ceiling of $32.48 and a floor of $27.20/Bbl. However, if the Index Price closes below $23.00/Bbl, the floor moves to an Index Price plus $4.20 /Bbl. The second collar hedges 500 Bbls per day of crude oil for the period January through December 2001 at a ceiling of $32.00 and a floor of $25.24/Bbl. However, if the Index Price closes below $22.00/Bbl, the floor moves to an Index Price plus $3.24 /Bbl.

         Hedging activities decreased crude oil and natural gas revenues by approximately $0.2 million and $11.9 million in 1999 and 2000, respectively, and increased such revenues by approximately $3.5 million in 1998 as compared to estimated revenues had no hedging activities been conducted.

         The Company is required to provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices.

         Management Change. On March 8, 2001, the Company announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders will assume the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, the Company's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of the Company.

         Other Developments. In March 2000, the Company sold a portion of its volumetric overriding royalty interest ("VORI"). The net proceeds from the sale were $19.8 million. Since the portion of the reserves sold (approximately 16.5
Bcf) includes production beginning April 1, 2003, near-term cash flows of the company were not impacted. In the second quarter of 2000, the Company sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

         In December 2000, Kelley Oil Corporation ("KOC"), a wholly-owned subsidiary of Contour, invited the unit holders for both Kelley Partners 1992 Development Drilling Program ("1992 DDP") and Kelley Partners 1994 Development Drilling Program ("1994 DDP") (collectively, the "DDPs") to tender their units for cash. The cash offer was $0.28 per unit for the 1994 DDP units and $0.123 per unit for the 1992 DDP units. A total of 1,298,724 units (50% of units eligible for tender) and 783,621 units (46% of units eligible for tender) of 1992 DDP and 1994 DDP units were tendered, respectively. The total cost was approximately $465,000, including transaction costs. After the tender, KOC owns 92.1% of the 1992 DDP and 95.8% of the 1994 DDP.

RESULTS OF OPERATIONS

         Years Ended December 31, 2000 and 1999. The Company's oil and gas revenues of $73.4 million for 2000 increased 27% compared to $57.6 million in 1999 primarily as the result of higher natural gas and crude oil prices and a 27% increase in crude oil production, partially offset by a 21% decrease in natural gas production. Higher natural gas and crude oil prices increased revenues by $25.3 million while lower natural gas production reduced revenues by $10.5 million. The decrease in gas production is primarily due to production associated with the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana which were sold to Phillips Petroleum Company ("Phillips") in the second quarter of 1999.

         In 1999, the Company recognized a $25.9 million gain on the sale of the north Louisiana fields sold to Phillips. In 2000, the Company recognized a $3.4 million gain on the sale of a portion of the VORI it retained as part of the 1999 sale to Phillips and sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

         Production expenses for 2000 decreased 26% to $14.0 million from $19.0 million in 1999, primarily from lower lifting costs ($2.6 million), lower severance taxes ($0.9 million) and lower transportation and compression expenses ($1.5 million) resulting from the north Louisiana properties sold to Phillips in the second quarter of 1999. Lifting costs (production expenses less ad valorem, severance taxes and transportation and compression expenses) were $0.51 per Mcfe in 2000 compared to $0.54 per Mcfe in 1999, a 6% decrease.

         Exploration expenses increased by 40% to $8.0 million in 2000 from $5.7 million in 1999 due to increased dry hole and lease abandonment expenses.

         General and administrative ("G&A") expenses decreased from $7.5 million in 1999 to $7.1 million in 2000, including non-recurring charges of $1.9 million and $0.8 million, respectively. Excluding non-recurring charges, G&A expense increased to $6.3 million, an increase of 13%, compared to $5.6 million, reflecting lower third-party overhead recoveries due to the sale of north Louisiana properties to Phillips and a lower allocation to exploration activities. On a unit of production basis, G&A expense, excluding non-recurring charges, was $0.31 per Mcfe in 2000 compared to $0.23 per Mcfe in 1999.

         Interest and other debt expenses of $34.4 million in 2000 decreased 10% from $38.0 million in 1999. In 2000, interest expense was comprised of $30.9 million of cash interest expense and non-cash charges of $3.5 million for amortization of debt issuance costs, accretion of note discount and accretion of debt valuation discount. This is a decrease from the cash interest expense of $33.5 million and non-cash charges of $4.5 million for amortization of debt issuance costs, accretion of note discount and accretion of debt valuation discount reported in 1999. In 1999 and 2000, cash interest expense included approximately $2.4 and $0.2 million, respectively, related to debt that was redeemed.

         Depreciation, Depletion & Amortization ("DD&A") expenses decreased 30% from $36.0 million in 1999 to $25.1 million in 2000, primarily as a result of lower production due to the sale of north Louisiana properties to Phillips and $5.4 million less of DD&A expense in the current year associated with the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.20 per Mcfe in 2000 compared to $1.43 per Mcfe in 1999. Excluding the impact of the Bayou Sauveur field, the DD&A rate for 2000 and 1999 was $1.13 and $1.17 per Mcfe, respectively.

         In 2000, the Company recognized noncash impairment charges of $5.1 million. The impairment consisted of $2.1 million of undeveloped leasehold in areas in which the Company has no immediate drilling plans, and $3.0 million related to unsuccessful development activities. No impairment was recorded in 1999.

         The 1999 extraordinary gain of $11.1 million was related to debt repurchases and refinancings.

         The Company recognized a net loss of $(11.5) million in 2000 and a net loss of $(9.7) million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

         Years Ended December 31, 1999 and 1998. The Company's oil and gas revenues of $57.6 million for 1999 decreased 32% compared to $84.6 million in 1998 primarily as a result of lower natural gas production (37%). The decrease in gas production is primarily due to production associated with the Company's interests in the Bryceland, West Bryceland and Sailes fields in north Louisiana which were sold to Phillips in the second quarter of 1999.

         Interest and other income increased from $0.5 million in 1998 to $2.0 million in 1999 primarily due to higher cash balances in the current year.

         Production expenses for 1999 decreased 25% to $19.0 million from $25.3 million in the prior year, resulting primarily from north Louisiana properties sold to Phillips in the second quarter of 1999. Lifting costs (production expenses less ad valorem, severance taxes and transportation and compression expenses) were $0.54 per Mcfe in 1999 compared to $0.41 per Mcfe in 1998, a 32% increase, reflecting a higher percentage of offshore properties at higher lifting costs per unit after the second quarter 1999 sale of north Louisiana properties to Phillips.

         Exploration expenses decreased 53% from $12.0 million in 1998 to $5.7 million in 1999 due to decreased dry hole, seismic and unproved property abandonment expenses in the current year.

         G&A expenses of $7.5 million included $1.9 million of costs of a non-recurring nature related to professional, consulting and transaction costs. G&A expenses, excluding non-recurring items, of $5.6 million decreased 21% compared to $7.1 million in 1998. On a unit of production basis, general and administrative expenses were $0.30 per Mcfe in 1999 compared to $0.19 per Mcfe in 1998 reflecting the higher non-recurring professional, consulting and transaction costs. Excluding the non-recurring costs, G&A expenses were $0.23 per Mcfe in 1999.

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

         DD&A expenses decreased 7% from $38.6 million in 1998 to $36.0 million in 1999, primarily as a result of lower production in 1999 due to the sale of north Louisiana properties to Phillips partially offset by $6.9 million of DD&A expense in 1999 associated with the Bayou Sauveur field (Harry Bourg wells). The $6.9 million of DD&A expense results from the amortization of the total well costs of both the Bourg No. 1 and Bourg No. 2 wells over the current proved developed reserves in the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.01 per Mcfe in 1998 compared to $1.43 per Mcfe in 1999. Excluding the impact of the Bayou Sauveur field, the DD&A rate for 1999 was $1.17 per Mcfe.

         In 1998, the Company recognized non-cash impairment charges of $25.7 million against the carrying values of its proved and unproved oil and gas properties, aggregating $21.6 million and $4.1 million, respectively, for the year ended December 31, 1998 (see "Oil and Gas Properties" in Note 1 in Notes to Consolidated Financial Statements). No impairment was recorded in 1999.

         The Company recognized a net loss of $(9.7) million in 1999 and a net loss of $(57.0) million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company had $259.8 million principal amount of debt outstanding as of December 31, 2000 ($256.8 million recorded on the balance sheet), requiring approximately $30.8 million in annual cash interest payments. The Company redeemed and retired the remaining outstanding principal amounts of $8.7 million of the Company's 8 1/2% Convertible Subordinated Debentures in early 2000.

         Dividends on the Company's preferred stock accrue quarterly at a rate of $0.65625 per share. On April 14, 1998, the Board of Directors of the Company declared a dividend on the Company's preferred stock of $2.625 per share (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 for a period of thirteen quarters, including February 1, 2001, aggregating approximately $11.6 million. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. However, the Company's outstanding preferred stock is cumulative, requires dividends to accumulate currently at the rate of $3.6 million annually and carries liquidation preferences over the Common Stock totaling $45.5 million at December 31, 2000, including such dividend arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

         The Company has received the benefits of a dramatic increase in the level of commodity prices (mainly natural gas) during 2000. This increase has provided the Company with near-term liquidity and capital for its ongoing operations. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. To help ensure a base level of cash flow, the Company periodically enters into hedge contracts. As of December 31 ,2000, 45,000 Mmbtu per day of natural gas has been hedged through a series of "costless collars" that provide an average floor of $3.77/Mmbtu and an average ceiling of $5.11/Mmbtu during the calendar year 2001. On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu. The Company's hedging activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and in Note 9 in Notes to Consolidated Financial Statements contained elsewhere in this Report. In addition, the Company continues to have significant debt outstanding relative to its asset base and pays a high portion of its cash flow to service such debt (see "Capital Resources"). The Company does not have access to a revolving credit facility nor have ready access to other sources of capital to supplement its operating cash flows to meet its requirements. The Company believes that it has the ability for the foreseeable future based on its current financial condition and current industry economic conditions, to meet all obligations as they come due and fund its current capital expenditure program from operational cash flows. However, because of the combination of the factors described herein (see "Risk Factors"; "Liquidity"; and "Capital Resources") and the uncertainty of drilling successes required to sustain or increase operational cash flows, there can be no assurance that the Company will be able to fund future obligations or capital expenditures.

         Liquidity. Net cash used in operating activities, before working capital adjustments, during 2000 aggregated $22.9 million. Funds provided by investing activities were comprised of proceeds from the sale of a portion of the

Company's VORI for $19.8 million, the sale of the Company's interest in the East Cameron area for $4.0 million and a $2.3 million reduction in its restricted cash balance, offset by capital expenditures of $25.8 million. Funds used in financing activities were for the redemption and retirement of the outstanding principal amounts of $8.7 million of the Company's 81/2% Convertible Subordinated Debentures. Cash equivalents increased from $10.4 million at December 31, 1999 to $18.4 million as of December 31, 2000. As of December 31, 2000, the Company had working capital of $19.7 million, compared to a working capital deficit of $3.9 million at the end of 1999.

         Capital Resources. The Company does not currently have access to a revolving credit facility to supplement its cash needs. The terms of the 14% Senior Secured and 10 3/8 Senior Subordinated notes significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during 2001 from cash on hand and cash flows from operations. The Company anticipates that it will be able to meet its obligations in 2001, including total interest payments of $30.8 million. Non-payment of such obligations would be a default under the Company's indentures. If that were to occur, the Company may be required to refinance or restructure all or a portion of its indebtedness, to sell assets, or become subject to various other creditor rights under the indentures.

         The following table sets forth, on an unaudited basis, net cash provided by operating activities before working capital adjustments, net cash used in investing activities and EBITDAX.

                                 (IN THOUSANDS)
                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1998        1999        2000
                                                                 --------    --------    --------
Net cash provided by (used in) operating activities before
   working capital adjustments ...............................   $ 24,603    $   (101)   $ 22,867
Net cash (used in) provided by investing activities ..........    (39,216)     67,338         340
Net cash provided by (used in) financing activities ..........     25,187     (56,932)     (8,655)
EBITDAX(1) ...................................................     52,700      33,675      53,841


     (1) EBITDAX is calculated as net loss before extraordinary items, excluding interest expense and other debt expenses, income taxes, exploration expenses, depletion, depreciation, amortization, gain on sale of oil and gas properties, impairment of oil and gas properties and other non-cash charges of $0.6 million in 1999. EBITDAX is not a measure of cash flow as determined by generally accepted accounting principles ("GAAP"). The Company has included information concerning EBITDAX because EBITDAX is a measure used by certain investors in determining a company's historical ability to service its indebtedness. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP as an indicator of the Company's operating performance or liquidity. EBITDAX is not necessarily comparable to a similarly titled measure of another company.

         Capital Commitments. The Company's 2001 capital expenditure budget provides for $34.5 million to be expended on development and exploratory activities primarily in south Louisiana and the shallow waters of the Gulf of Mexico and south Texas. However, the Company's ability to fund its 2001 capital expenditure budget will depend on the actual amount of cash flows from operations.

         During 2000, the Company participated in drilling 21 gross (5.81 net) wells, of which 12 gross (3.22. net) wells have been completed. The Company, with its partners, continues exploration activities in south Louisiana, the Gulf of Mexico and south Texas. As of December 31, 2000, the Company was participating in the drilling of 3 gross (1.65 net) wells, which subsequently were completed as producing wells.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by the Company during the periods indicated.


                                   AVERAGE      AVERAGE
                                  OIL PRICE    GAS PRICE
                                   ($/Bbl)      ($/Mcf)
                                  ---------    ---------
YEAR ENDED:
  December 31, 2000 ............    27.39          3.39
  December 31, 1999 ............    16.77          2.27
  December 31, 1998 ............    13.09          2.25

         Accounting Pronouncements. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         The Company will account for its crude oil and natural gas hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the Company's crude oil and natural gas hedge derivative instruments was approximately ($27.8) million, which is not recorded in the Consolidated Balance Sheet. The $27.8 million will be recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment will be a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount relates to 2001 hedge positions and will be reclassified to earnings during 2001. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

         In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified its transportation and compression expenses from oil and gas revenues to production expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company currently has no outstanding floating rate debt and therefore its earnings and cash flows are not subject to interest rate risk. However, the fair value of the Company's fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The Company is also exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. In 2000, the Company used price swap agreements and collars to reduce exposure to downward price fluctuations for its natural gas and crude oil production. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity. For natural gas price and crude oil price swap agreements and natural gas collars, the table presents notional amounts in Mmbtus and Bbls and the fair values for the contracts in place at December 31, 2000. The information presented below should be read in conjunction with Note 3,
Note 9 and Note 10 in Notes to Consolidated Financial Statements (amounts in thousands unless otherwise indicated).

                                                  MATURITY DATE
                                ---------------------------------------------                         FAIR VALUE
                                  2001      2002        2003      2004   2005  THEREAFTER    TOTAL    @ 12/31/00
                                -------   --------    --------    ----   ----  ----------  --------   ----------
Fixed Debt:
   14.00% (Maturity)(1) ......            $  4,120    $100,720                             $104,840    $104,000
   10.38% (Maturity) .........                                                  $155,000    155,000     100,750
                                          --------    --------                  --------   --------    --------
Total Maturity ...............            $  4,120    $100,720                  $155,000   $259,840    $204,750
                                          ========    ========                  ========   ========    ========
Blended weighted
   average interest rate ....                14.00%      14.00%                   10.38%

Commodity price
   derivatives:

   Natural gas (Mmbtus) .....   5,475,000
   Price range ..............  $ 5.00 - $3.55/$3.00
   Fair value at 12/31/00(2)                                                                           $ (9,921)

   Natural gas (Mmbtus) .....   5,475,000
   Price range ..............  $ 5.00 - $3.75/$3.09
   Fair value at 12/31/00(2)                                                                           $ (9,808)

   Natural gas (Mmbtus) .....   5,475,000
   Price range ..............  $ 5.33 - $4.00
   Fair value at 12/31/00(2)                                                                           $ (8,328)

   Crude oil (Bbls) .........   182,500
   Price range ..............  $32.00 - $25.24/$22.00
   Fair value at 12/31/00(2)                                                                           $    155

   Crude oil (Bbls) .........    36,000
   Price range ..............  $32.48 - $27.20/$23.00
   Fair value at 12/31/00(2)                                                                           $     56


(1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.

(2)  Represents estimated amounts to settle the contracts at December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

CONTOUR ENERGY CO. AND SUBSIDIARIES:

                                                                                                              PAGE
                                                                                                              ----
   Independent Auditors' Report..............................................................................  28
   Consolidated Balance Sheets - December 31, 1999 and 2000..................................................  29
   Consolidated Statements of Loss - For the years ended December 31, 1998, 1999 and 2000....................  30
   Consolidated Statements of Cash Flows - For the years ended December 31, 1998, 1999 and 2000..............  31
   Consolidated Statements of Changes in Stockholders' Deficit - For the years ended
     December 31, 1998, 1999 and 2000........................................................................  32
   Notes to Consolidated Financial Statements................................................................  33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Contour Energy Co.:


We have audited the accompanying consolidated balance sheets of Contour Energy Co. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of loss, cash flows, and changes in stockholders' deficit for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 22, 2001

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                         1999          2000
                                                                                      ---------    ---------
ASSETS:
   Cash and cash equivalents ......................................................   $  10,370    $  18,431
   Accounts receivable ............................................................      16,308       25,209
   Accounts receivable - drilling programs ........................................         199          112
   Prepaid expenses and other current assets ......................................       1,042          709
                                                                                      ---------    ---------
     Total current assets .........................................................      27,919       44,461
                                                                                      ---------    ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net .....................................................      22,260       22,229
     Properties subject to amortization ...........................................     428,116      416,569
   Pipelines and other transportation assets, at cost .............................       1,582        1,582
   Furniture, fixtures and equipment ..............................................       3,596        3,601
                                                                                      ---------    ---------
                                                                                        455,554      443,981
   Less:  Accumulated depreciation, depletion and amortization ....................    (289,798)    (307,244)
                                                                                      ---------    ---------
     Total property and equipment, net ............................................     165,756      136,737
   Restricted cash ................................................................       7,500        5,200
   Other non-current assets, net ..................................................      10,116        7,288
                                                                                      ---------    ---------
     Total assets .................................................................   $ 211,291    $ 193,686
                                                                                      =========    =========
LIABILITIES:
   Accounts payable and accrued expenses ..........................................   $  23,126    $  24,649
   Accounts payable - drilling programs ...........................................         115           83
   Current portion of long-term debt ..............................................       8,616           --
                                                                                      ---------    ---------
     Total current liabilities ....................................................      31,857       24,732
                                                                                      ---------    ---------
   Long-term debt .................................................................     255,737      256,798
                                                                                      ---------    ---------
     Total liabilities ............................................................     287,594      281,530
                                                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at
     December 31, 1999 and 2000; 1,363,319 and 1,365,173 shares issued and outstanding at December 31, 1999 and 2000, respectively
     (liquidation value $41,824 and $45,464, respectively) ........................       2,045        2,048
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31,
     1999 and 2000; 13,212,005 and 13,211,449 shares issued and outstanding at
     December 31, 1999 and 2000, respectively .....................................       1,321        1,321
   Additional paid-in capital .....................................................     301,516      301,513
   Accumulated deficit ............................................................    (381,185)    (392,726)
                                                                                      ---------    ---------
     Total stockholders' deficit ..................................................     (76,303)     (87,844)
                                                                                      ---------    ---------
     Total liabilities and stockholders' deficit ..................................   $ 211,291    $ 193,686
                                                                                      =========    =========

                 See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           1998         1999         2000
                                                                         ---------    ---------    ---------
REVENUES:
   Oil and gas revenues ..............................................   $  84,584    $  57,552    $  73,360
   Interest and other income .........................................         505        1,974        1,618
   Gain on sale of properties ........................................          --       25,863        7,310
                                                                         ---------    ---------    ---------
   Total revenues ....................................................      85,089       85,389       82,288
                                                                         ---------    ---------    ---------
COSTS AND EXPENSES:
   Production expenses ...............................................      25,312       18,986       14,025
   Exploration expenses ..............................................      12,034        5,736        8,034
   General and administrative expenses ...............................       7,077        7,463        7,112
   Interest and other debt expenses ..................................      33,333       38,002       34,402
   Depreciation, depletion and amortization ..........................      38,602       35,986       25,100
   Impairment of oil and gas properties ..............................      25,738           --        5,156
                                                                         ---------    ---------    ---------
   Total expenses ....................................................     142,096      106,173       93,829
                                                                         ---------    ---------    ---------
Loss before income taxes and extraordinary item ......................     (57,007)     (20,784)     (11,541)
   Income taxes ......................................................          --           --           --
                                                                         ---------    ---------    ---------
Net loss before extraordinary item ...................................     (57,007)     (20,784)     (11,541)
   Extraordinary item ................................................          --       11,051           --
                                                                         ---------    ---------    ---------
Net loss .............................................................     (57,007)      (9,733)     (11,541)
   Less: cumulative preferred stock dividends ........................      (4,550)      (4,207)      (3,584)
                                                                         ---------    ---------    ---------
Net loss applicable to common stock ..................................   $ (61,557)   $ (13,940)   $ (15,125)
                                                                         =========    =========    =========
Basic and diluted loss per common share before extraordinary item ....   $   (4.89)   $   (1.94)   $   (1.14)
                                                                         =========    =========    =========
Basic and diluted loss per common share ..............................   $   (4.89)   $   (1.08)   $   (1.14)
                                                                         =========    =========    =========
Weighted average common shares outstanding ...........................      12,578       12,871       13,212
                                                                         =========    =========    =========


                 See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                               1998         1999         2000
                                                                          ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net loss ...........................................................   $ (57,007)   $  (9,733)   $ (11,541)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation, depletion and amortization .........................      38,602       35,986       25,100
     Impairment of oil and gas properties .............................      25,738           --        5,156
     Gain on sale of properties .......................................          --      (25,863)      (7,310)
     Exploration expenses .............................................      12,034        5,736        8,034
     Accretion and amortization of debt expenses and other expense ....       5,236        4,824        3,428
     Extraordinary gain ...............................................          --      (11,051)          --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable
       and other current assets .......................................       6,880        2,267       (8,462)
     (Increase) decrease in other non-current assets ..................        (526)        (493)         500
     (Decrease) increase in accounts payable and accrued expenses .....      (8,655)     (10,144)       1,471
                                                                          ---------    ---------    ---------
   Net cash provided by (used in) operating activities ................      22,302       (8,471)      16,376
                                                                          ---------    ---------    ---------
INVESTING ACTIVITIES:
   Expenditures for exploration and development activities.............     (56,579)     (15,204)     (25,766)
   Proceeds from sale of oil and gas properties .......................      17,363       83,153       23,806
   Restricted cash investment .........................................          --       (7,500)       2,300
   Acquisition purchase price adjustment ..............................          --        6,889           --
                                                                          ---------    ---------    ---------
   Net cash (used in) provided by investing activities ................     (39,216)      67,338          340
                                                                          ---------    ---------    ---------
FINANCING ACTIVITIES:
   Proceeds from long term borrowings .................................     119,100        4,000           --
   Principal payments on long term borrowings .........................    (118,900)    (115,500)          --
   Proceeds from sale of notes, net ...................................      29,526      125,938           --
   Proceeds from sale of common stock, net ............................         273           --           --
   Proceeds from conversion of preferred stock ........................          (2)          --           --
   Retirement of notes ................................................        (228)     (71,370)      (8,650)
   Other ..............................................................          --           --           (5)
   Dividends on preferred stock .......................................      (4,582)          --           --
                                                                          ---------    ---------    ---------
   Net cash provided by (used in) financing activities ................      25,187      (56,932)      (8,655)
                                                                          ---------    ---------    ---------
Increase in cash and cash equivalents .................................       8,273        1,935        8,061
Cash and cash equivalents, beginning of period ........................         162        8,435       10,370
                                                                          ---------    ---------    ---------
Cash and cash equivalents, end of period ..............................   $   8,435    $  10,370    $  18,431
                                                                          =========    =========    =========


                 See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          ADDITIONAL
                                                                  PREFERRED     COMMON     PAID IN      ACCUMULATED
                                                                    STOCK        STOCK      CAPITAL       DEFICIT
                                                                  ---------    ---------  ----------    ----------
BALANCE AT JANUARY 1, 1998 ....................................   $   2,618    $   1,257   $ 300,367    $(309,863)
Conversion of 11,815 shares of preferred stock
   into 4,098 shares of common stock ..........................         (18)           1          17           --
Issuance of 27,217 shares of common stock pursuant to
   employee incentive stock options ...........................          --            2         269           --
Preferred stock dividends .....................................          --           --          --       (4,582)
Net loss ......................................................          --           --          --      (57,007)
                                                                  ---------    ---------   ---------    ---------
   BALANCE AT DECEMBER 31, 1998 ...............................       2,600        1,260     300,653     (371,452)
                                                                  ---------    ---------   ---------    ---------
Conversion of 1,676 shares of preferred stock
   into 582 shares of common stock ............................          (2)          --           2           --
Issuance of 56,250 shares of common stock pursuant to
   employee incentive stock options ...........................          --            6          (6)          --
Conversion of 368,633 shares of preferred stock into
   552,950 shares of common stock pursuant to tender offer ....        (553)          55         498           --
Issuance of restricted stock ..................................          --           --         369           --
Net loss ......................................................          --           --          --       (9,733)
                                                                  ---------    ---------   ---------    ---------
   BALANCE AT DECEMBER 31, 1999 ...............................       2,045        1,321     301,516     (381,185)
                                                                  ---------    ---------   ---------    ---------
Adjustment to conversions of preferred stock into
shares of common stock ........................................           3           --          (3)          --
Net loss ......................................................          --           --          --      (11,541)
                                                                  ---------    ---------   ---------    ---------
   BALANCE AT DECEMBER 31, 2000 ...............................   $   2,048    $   1,321   $ 301,513    $(392,726)
                                                                  =========    =========   =========    =========

                 See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations. Contour Energy Co., a Delaware Corporation, its corporate subsidiaries and proportionate partnership interests are referred to herein as the "Company". The Company is an independent oil & gas company engaged in the exploration, development, production and acquisition of domestic oil and natural gas properties, principally in south and north Louisiana, the Gulf of Mexico and south Texas.

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

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash payments attributable to interest on all indebtedness aggregated $26.5 million, $34.1 million and $31.2 million for the years ended December 31, 1998, 1999 and 2000, respectively.

         Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, payables, long term debt and commodity derivatives (see Note 9). As of December 31, 2000, the estimated fair value of the Company's long-term debt was $204.8 million. The fair value of such long-term debt has been based on estimated market prices indicative of potential transactions between a "willing buyer" and a "willing seller". The carrying amount of the Company's other financial instruments approximates fair value.

         Oil and Gas Properties. All of the Company's interests in its oil and gas properties are located in the United States and are accounted for using the successful efforts method. Under the successful efforts method, the costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit-of-production basis over the life of the related reserves. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals, are expensed as incurred.

         Unproved leasehold costs are capitalized and are not amortized pending an evaluation of the exploration results. If unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. If unproved properties are determined not to be productive, or if such properties have been otherwise impaired, the excess carrying value is charged to expense. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense. The Company recognized non-cash impairment charges of $4.1 million related to unproved properties for the year ended December 31, 1998, and $2.1 million in 2000.

         The Company's proved oil and gas properties are reviewed for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. As a result of a decline in its proved reserves at January 1, 1999 from year-earlier levels, the Company performed an assessment of the fair value of its oil and gas properties indicating an impairment should be recognized as of year end. Under this analysis, the fair value for the Company's proved oil and gas properties was estimated using escalated pricing and present value discount factors reflecting risk assessments. Based on this analysis, the Company recognized noncash impairment charges against the carrying values of its proved oil and gas properties aggregating $21.6 million for the year ended

December 31, 1998. In 2000, the Company recorded an impairment charge against the carrying values of its proved oil and gas properties aggregating $3.0 million due to unsuccessful development drilling activities.

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

         Restricted Cash. The restricted cash balance represents collateral to bonds issued for the plugging and abandonment liability associated with certain Gulf of Mexico platforms and wells. The amount was reduced from $7.5 million in 1999 to $5.2 million in 2000 in an agreement reached with the issuer of the bonds. The Company will increase the amount by $100,000 a month until the full $7.5 million is funded.

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

         Oil and Gas Revenues. The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's production entitlement. Revenues from gas marketing are included in oil and gas revenues and amounted to $1.3 million, $1.4 million and $1.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. These amounts represent marketing fees charged to third-party producers.

         Earnings per Share. The basic loss per common share before extraordinary item and the basic loss per common share as shown on the Consolidated Statements of Loss reflects net loss before extraordinary item and net loss, respectively, cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective years ("EPS"). The extraordinary gain per common share for the year ended December 31, 1999 was $0.86. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the years ended December 31, 1998, 1999 and 2000, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities which could impact EPS in the future include stock options granted to former employees to purchase approximately 20,000 common shares and the Company's $2.625 Convertible Preferred Stock ("Preferred Stock") which can be converted into 0.5 million common shares.

         Stock Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for stock based compensation plans. Under APB 25, compensation expense, if any, is based on the intrinsic value of the equity instrument at the measurement date. The Company has not recognized any compensation expense because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant.

         Derivatives and Hedging Activities. See Note 9 and Note 10 for a discussion of the Company's accounting policies related to hedging activities.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 2000, there are no adjustments ("Other Comprehensive Income") to net income in deriving comprehensive income. However, see Note 10, "New Accounting Pronouncements".

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications. Certain financial statement items in 1998 and 1999 have been reclassified to conform to the 2000 presentation.

NOTE 2 - SALE OF OIL AND GAS PROPERTIES

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

         In March 2000, the Company sold a portion of its VORI (the "VORI Sale"). The net proceeds from the VORI Sale were $19.8 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the VORI Sale will not impact the Company's operating cash flows until 2003. In the first quarter of 2000 the Company recognized a gain of approximately $3.4 million related to this transaction. In the second quarter of 2000, the Company sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

NOTE 3 - LONG TERM DEBT

         Long Term Debt. The Company's long-term debt at December 31, 1999 and 2000 is comprised of the following:

                                 (IN THOUSANDS)
                                                        DECEMBER 31,
                                                     1999         2000
                                                  ---------    ---------
14% Senior Secured Notes ......................   $ 100,593    $ 101,671
10 3/8% Senior Subordinated Notes .............     155,144      155,127
8 1/2% Convertible Subordinated Debentures ....       8,616           --
                                                  ---------    ---------
                                                    264,353      256,798
   Less current maturities ....................      (8,616)          --
                                                  ---------    ---------
                                                  $ 255,737    $ 256,798
                                                  =========    =========


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

         Interest expense on the Notes is payable semi-annually on each April 15 and October 15. The Company is recognizing interest expense using an effective rate of 16.1%.

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

         8 1/2% Convertible Subordinated Debentures. In 2000, the Company redeemed and retired the remaining $8.7 million face amount of its 8 1/2% Convertible Subordinated Debentures. The settlement payments included principal amounts of $8.7 million and accrued interest of 0.4 million.

         Debt Maturities. The Company has aggregate debt maturities of $4.1 million in 2002, $100.7 million in 2003 and $155.0 million in 2006.

NOTE 4 - STOCKHOLDERS' DEFICIT

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

         CPC Stock Purchase. In February 1996, Kelley Oil & Gas Corporation ("Kelley Oil") issued 4.8 million shares of its Common Stock at $10.00 per share to Contour Production Company L.L.C. ("CPC") upon the closing of a Stock Purchase Agreement between Kelley Oil and CPC (the "CPC Transaction"). The newly issued shares represented 49.8% of Kelley Oil's voting power. In connection with the CPC Transaction, Kelley Oil entered into an option agreement with CPC (the "CPC Option Agreement").

         CPC Option. Under the CPC Option Agreement, Kelley Oil granted Contour an option (the "CPC Option") to purchase up to 2.7 million shares (the "Maximum Option Number") of Common Stock at $10.00 per share (subject to antidilution adjustments) upon satisfaction of certain conditions, including the absence of any Kelley Oil debt repurchase or redemption obligations as a result of the purchase. CPC voluntarily exercised its option in full on December 1, 1997.

         Preferred Stock. The Company is authorized to issue up to 2 million shares of $1.50 par value preferred stock. On June 28, 1999, the Company began an offer to exchange 15 shares of its common stock (or 1.5 shares on a post-split basis) for each share of its $2.625 Preferred Stock. Pursuant to the exchange offer, 368,633 shares of Preferred Stock were tendered representing approximately 21% of the total Preferred Stock outstanding. In July 1999, the shares were exchanged for 552,950 shares of newly issued common stock of the Company (after giving effect to the 1 for 10 reverse stock split), increasing the Company's shares of outstanding common stock to approximately 13.2 million. With the exchange, the Company eliminated dividend arrearages of approximately $1.5 million.

         In January 1996, the Company suspended the payment of the quarterly Preferred Stock dividend scheduled for February 1, 1996 to conserve cash. On April 15, 1997, the Board of Directors of the Company declared a dividend of $2.625 per preferred share (approximately $4.6 million), which was paid on May 1, 1997. On April 14, 1998, the Company declared a dividend of $2.625 per share of Preferred Stock (approximately $4.6 million), which was paid on April 30, 1998. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through February 1, 2001, aggregating approximately $11.6 million. Future dividends on the Preferred Stock are prohibited under the indenture governing the Notes. No interest is payable on Preferred Stock arrearages. At the July 25, 2000 annual meeting of shareholders, the Preferred Stockholders, voting separately as a class, elected two additional directors to the Board.

         Each share of Preferred Stock is convertible, at the holder's option, into 0.347 shares of Common Stock, equivalent to a conversion price of $72.00 per share of Common Stock relative to the $25 per share liquidation preference of the Preferred Stock (the "Preferred Conversion Price").

         Restricted Stock. In June 1999, the Company issued 56,250 shares (after giving effect to the 1 for 10 reverse stock split) of restricted common stock to three executives as compensation for services. The restrictions expired in 1999. The Company recorded compensation expense and additional paid in capital based on the fair market value of the shares issued.

NOTE 5 - EMPLOYEE COMPENSATION PLANS

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

         Stock option activity for the Company during 1998, 1999 and 2000 was as follows:

                                                        1998                  1999               2000
                                                  -----------------     ----------------  -----------------
                                                           WEIGHTED             WEIGHTED           WEIGHTED
                                                            AVERAGE              AVERAGE            AVERAGE
                                                           EXERCISE             EXERCISE           EXERCISE
OPTIONS IN THOUSANDS                              OPTIONS    PRICE     OPTIONS    PRICE   OPTIONS   PRICE
                                                  -------  --------    -------  --------  -------  --------
Stock options outstanding, beginning of year ....   460     $17.50       450     $18.70      392    $12.60
   Granted ......................................    72      22.00       215       5.80       --        --
   Exercised ....................................   (27)     10.00        --         --       --        --
   Surrendered or expired (1) ...................   (55)     17.30      (273)     17.30     (372)    12.22
                                                   ----                 ----                ----
Stock options outstanding, end of year...........   450     $18.70       392     $12.60       20    $19.60
                                                   ====     ======      ====     ======     ====    ======

(1) In 2000, 303,595 options were forfeited in exchange for units in the Unit Performance Plan.

         At December 31, 2000, approximately 0.7 million shares were available for future option grants.

         The following table summarizes information about the options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 --------------------------------------     -------------------
                              WEIGHTED
                               AVERAGE         WEIGHTED                WEIGHTED
                              REMAINING         AVERAGE                 AVERAGE
  RANGE OF                 CONTRACTUAL LIFE    EXERCISE                EXERCISE
EXERCISE PRICE   OPTIONS       (YEARS)          PRICE       OPTIONS      PRICE
--------------   -------   ----------------    --------     -------    ---------
$6.09 - 23.75      20            .8             $19.60         20        $19.60

         The weighted average fair value of options granted during 1998 and 1999 was $14.60 and $4.63, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 5.2% for 1998 and 6.6% for 1999; an expected volatility of 78% for 1998 and 106% for 1999; expected life of five years and no dividend yield for both years.

         The Company applies APB No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized based upon the fair market value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss per share for the years ended December 31, 1998, 1999 and 2000 would have been as reflected in the pro forma amounts indicated below:

                                                           1998         1999        2000
                                                         ---------   ---------   ---------
Net loss before extraordinary item (in thousands) .....  $(57,708)   $(21,153)   $(11,754)
Loss per common share before extraordinary item .......     (4.95)      (1.97)      (1.16)

Net loss (in thousands) ...............................  $(57,708)   $(10,102)   $(11,754)
Loss per common share .................................     (4.95)      (1.11)      (1.16)


         ESOP/401(k). Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For 1998, 1999 and 2000, the Company made matching contributions totaling $0.3 million, $0.2 million and $0.2 million, respectively.

         UNIT PERFORMANCE PLAN. In July 2000, the Board of Directors approved the Contour Energy Unit Performance Plan (the "UP Plan") under which a total of 1,579,943 units were made available for grants to employees. The UP Plan is a cash-based incentive plan that accrues value based on appreciation of the Company's common stock. All employees are eligible to participate in the UP Plan, subject to their agreement to forfeit any outstanding stock options held. As of December 31, 2000, 1,397,591 units have been granted with 303,595 stock options forfeited. One-third of the units vested on January 1, 2001. The remaining units will vest at a rate of one-third on each of January 1, 2002 and 2003. Unexercised units will terminate on December 31, 2003. Value attributable to units that are exercised is payable only in cash.

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

         The Company applies APB No. 25 and related interpretations in accounting for compensation expense attributable to the UP Plan. Accordingly, compensation expense is recognized to the extent that appreciation exceeds the exercise price and services have been performed. For the year ended December 31, 2000, the Company recognized no compensation expense relating to these units.

NOTE 6 - INCOME TAXES

         The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1998, 1999 and 2000:

                                 (IN THOUSANDS)

                                                        1998        1999        2000
                                                      --------    --------    --------
Loss before income taxes ..........................   $(57,007)   $ (9,733)   $(11,541)
                                                      --------    --------    --------
Income tax benefit computed at statutory rates ....    (19,382)     (3,309)     (3,924)
   Increase in valuation allowance ................     18,735       3,150       1,688
Permanent differences:
   Nondeductible expenses .........................        700         378          38
   Other, net .....................................        (53)       (219)      2,198
                                                      --------    --------    --------
     Tax expense (benefit) ........................   $     --    $     --    $     --
                                                      ========    ========    ========


         No federal income taxes were paid for the years ended December 31, 1998, 1999 and 2000.

         The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:


                                                   (IN THOUSANDS)

                                                                              1999         2000
                                                                           ---------    ---------
Deferred tax liabilities:
   Tax over book depletion, depreciation and
     capitalization methods on oil and gas properties ..................   $      --    $      --
Deferred tax assets:
   Book over tax depletion, depreciation and capitalization methods
     on oil and gas properties .........................................      40,624       32,331
   Net operating loss carryforwards ....................................      77,721       87,702
   Charitable contribution carryforwards ...............................          30           30
   Alternative minimum tax credit carryforwards ........................          21           21
   Valuation allowance .................................................    (118,396)    (120,084)
                                                                           ---------    ---------
   Total deferred tax assets ...........................................          --           --
                                                                           ---------    ---------
Net deferred tax liability .............................................   $      --    $      --
                                                                           =========    =========

         Net Operating Loss Carryforwards and Alternative Minimum Tax Credits. As of December 31, 2000, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $258 million, which expire in 2006 through 2018, and net operating loss carryforwards for alternative minimum tax purposes of approximately $226 million, which expire in 2007 through 2019. Due to previous ownership changes, future utilization of the net operating loss carry forwards will be limited by Internal Revenue Code section 382.

NOTE 7 -RELATED PARTY TRANSACTIONS

         The 1994 DDP. In February 1994, the Company sponsored 1994 Development Drilling Program (the "1994 DDP") completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. In December 2000, the Company invited all unit holders to tender their 1994 DDP units for a cash price of $0.28 per unit. A total of 783,621 units (46% of units eligible for tender) were tendered for approximately $220,000. As of December 31, 2000, the Company owned 19.9 million units (95.6%) in the 1994 DDP, together with its 3.94% general partner interest.

         The 1992 DDP. During November 1992, the Company sponsored 1992 Development Drilling Program (the "1992 DDP") completed a public offering of
16.0 million units of limited and general partner interests at $3.00 per unit. In December 2000, the Company invited all unit holders to tender their 1992 DDP units for a cash price of $0.123 per unit. A total of 1,298,724 units (50% of units eligible for tender) were tendered for approximately $160,000. As of December 31, 2000, the Company owned 14.7 million units (91.8%) in the 1992 DDP, together with its 3.94% general partner interest. In 2000, the 1992 DDP completed the repayment of its outstanding indebtedness to Kelley Oil. Loan repayments during 2000 totaled $166,000, ($26,000, net of intercompany eliminations). The Company recorded interest income on this indebtedness of $1,000 in 2000, net of intercompany eliminations.

         Reimbursements from Affiliated Programs. The Company is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, aggregated $0.1 million in each of 1998, 1999 and 2000.

         Advisory Fees. In connection with the CPC Transaction, the Company entered into an agreement (the "Advisory Agreement") with Bessemer Holdings & Co. ("BHC"), providing for the engagement of BHC to provide the Company with financial advisory services. Under the Advisory Agreement, BHC has provided certain financial advisory services. For its services under the Advisory Agreement, BHC received an advisory fee of $2.0 million at the closing of the Contour Transaction and $500,000 in each of December 1998, 1999 and 2000, and will receive an additional $500,000 in December 2001. In addition, BHC is entitled to reimbursement of expenses incurred in connection with rendering advisory services. The Company also has agreed to indemnify BHC and its affiliates against certain liabilities under the Advisory Agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Significant Customers. Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. For the year ended December 31, 2000, natural gas sales to three purchasers accounted for 25%, 17% and 14% of the Company's total sales. Natural gas sales to three purchasers accounted for 35%, 28% and 26% of the Company's total sales in 1999 and three purchasers accounted for 48%, 22% and 18% of the Company's total sales in 1998. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

         Litigation. The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial statements of the Company.

         Leases. The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1998, 1999 and 2000 were $0.6 million, $0.6 million and $0.7 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

                                 (IN THOUSANDS)

                  2001..........................................  $  502
                  2002..........................................     505
                  2003 .........................................     422
                  2004..........................................     503
                  2005..........................................     503
                  Thereafter....................................   1,550
                                                                  ------
                  Total.........................................  $3,985
                                                                  ======

         The Company's office space lease terminates on June 30, 2001. The Company has executed a new 7.5 year term lease for office space in downtown Houston, Texas.

NOTE 9 - HEDGING ACTIVITIES

         The Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 2000, the Company used price swap agreements and collars. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counterparty must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships for 1998, 1999 and 2000. The Company, beginning in 2001 will no longer hedge the production of these subsidiary partnerships.

         Through natural gas price swap agreements and collars, the Company hedged approximately 49% and 50% of its natural gas production for 1998 and 1999, respectively, at average NYMEX quoted prices of $2.31 and $2.17, per Mmbtu, respectively, before transaction and transportation costs. For 2000, the Company hedged approximately 72% of its natural gas production using price swap agreements (48%) and a costless collar (24%). The average price received under the swap agreements was $2.56/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. As of the December 31, 2000, the Company has three collars in place for 15,000 Mmbtus per day each totaling 45,000 Mmbtus per day for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at a closing Index Price above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to an Index Price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at a closing Index Price above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to an Index Price plus $0.66/Mmbtu. The terms of the third collar include a ceiling of $5.33/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price. On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu. At December 31, 2000, the unrealized loss on the Company's existing hedging instruments for future production months in 2001 approximated $27.8 million. See "Note 10 in Notes to Consolidated Financial Statements".

         Through crude oil price swap agreements, the Company hedged approximately 29% of its crude oil production for 1999 at an average NYMEX quoted price of $20.00/Bbl, before transaction and transportation costs. No crude oil was hedged for 1998. For 2000, the Company hedged approximately 66% of its crude oil production using price swap agreements (41%) and costless collars (25%). The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. As of December 31, 2000, the Company has hedged crude oil production using two costless collars. The first collar hedges 400 Bbls per day of crude oil for the period January through March 2001 at a ceiling of $32.48 and a floor of $27.20/Bbl. However, if the Index Price closes below $23.00/Bbl, the floor moves to an Index Price plus $4.20 /Bbl. The second collar hedges 500 Bbls per day of crude oil for the period January through December 2001 at a ceiling of $32.00 and a floor of $25.24/Bbl. However, if the Index Price closes below $22.00/Bbl, the floor moves to an Index Price plus $3.24 /Bbl.

         Hedging activities decreased crude oil and natural gas revenues by approximately $0.2 million and $11.8 million in 1999 and 2000, respectively, and increased such revenues by approximately $3.5 million in 1998 as compared to estimated revenues had no hedging activities been conducted. At December 31, 2001, the mark-to-market unrealized loss on the Company's existing hedging instruments for future production months approximated $27.8 million. See Note 10.

         The Company, under the terms of its existing hedge instruments, is required, from time to time, to provide collateral to the counterparty. The amount of collateral required is a function of the mark to market value of the hedge instruments at a point in time as determined by the counterparty. The credit risk exposure from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments is generally the amount of unrealized gains under the contracts. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         The Company will account for its crude oil and natural gas hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the Company's crude oil and natural gas hedge derivative instruments was approximately ($27.8) million, which is not recorded in the Consolidated Balance Sheet. The $27.8 million will be recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment will be a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount relates to 2001 hedge positions and will be reclassified to earnings during 2001. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

         In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified its transportation and compression expenses from oil and gas revenues to production expenses. The amounts reclassified for the years ended December 31, 1998, 1999 and 2000 were $5.4 million, $3.4 million and $2.0 million, respectively.

NOTE 11 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 1999 and 2000, consolidating condensed statements of income (loss) for each of the years ended December 31, 1998, 1999 and 2000 and consolidating condensed statements of cash flows for each of the years ended December 31, 1998, 1999 and 2000.

         2. Contour Energy Co. (the "Parent"), combined Guarantor Subsidiaries (other than Concorde), Concorde and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            COMBINED                COMBINED
                                                           GUARANTOR              NON-GUARANTOR
                                               PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                              ---------   ------------  --------- ------------- ------------ ------------
ASSETS:
   Current assets .........................   $ 334,360    $ 127,758    $   5,676   $     737     $(440,612)   $  27,919
   Property and equipment, net ............          --      161,107           --       6,141        (1,492)     165,756
   Restricted cash ........................          --        7,500           --          --            --        7,500
   Other non-current assets, net ..........    (139,689)      11,540           --          --       138,265       10,116
                                              ---------    ---------    ---------   ---------     ---------    ---------
     Total assets .........................   $ 194,671    $ 307,905    $   5,676   $   6,878     $(303,839)   $ 211,291
                                              =========    =========    =========   =========     =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ....................   $  15,237    $ 455,692    $     860   $     680     $(440,612)   $  31,857
   Long-term debt .........................     255,737           --           --          --            --      255,737
   Stockholders' (deficit) equity .........     (76,303)    (147,787)       4,816       6,198       136,773      (76,303)
                                              ---------    ---------    ---------   ---------     ---------    ---------
     Total liabilities and
   stockholders' (deficit) equity .........   $ 194,671    $ 307,905    $   5,676   $   6,878     $(303,839)   $ 211,291
                                              =========    =========    =========   =========     =========    =========

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                               COMBINED                COMBINED
                                                              GUARANTOR              NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                 ---------   ------------  --------- ------------- ------------ ------------
ASSETS:
   Current assets ............................   $ 293,925    $ 106,318    $  10,944   $     424    $(367,150)   $  44,461
   Property and equipment, net ...............          --      130,291           --       5,823          623      136,737
   Restricted cash ...........................          --        5,200           --          --           --        5,200
   Other non-current assets, net .............    (118,547)      10,221           --          --      115,614        7,288
                                                 ---------    ---------    ---------   ---------    ---------    ---------
     Total assets ............................   $ 175,378    $ 252,030    $  10,944   $   6,247    $(250,913)   $ 193,686
                                                 =========    =========    =========   =========    =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

   Current liabilities .......................   $   6,424    $ 378,462    $   5,824   $   1,172    $(367,150)   $  24,732
   Long term debt ............................     256,798           --           --          --           --      256,798
   Stockholders' (deficit) equity ............     (87,844)    (126,432)       5,120       5,075      116,237      (87,844)
                                                 ---------    ---------    ---------   ---------    ---------    ---------
     Total liabilities and
         stockholders' (deficit) equity ......   $ 175,378    $ 252,030    $  10,944   $   6,247    $(250,913)   $ 193,686
                                                 =========    =========    =========   =========    =========    =========


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                          COMBINED                COMBINED
                                                         GUARANTOR              NON-GUARANTOR
                                             PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                            ---------   ------------  --------- ------------- ------------ ------------

Revenues ................................   $     (18)   $  74,628    $   1,425    $   9,054    $      --    $  85,089
Costs and expenses ......................     (33,893)     (99,127)      (1,053)      (7,453)        (570)    (142,096)
Equity in earnings of subsidiaries ......     (23,096)       1,973           --           --       21,123           --
                                            ---------    ---------    ---------    ---------    ---------    ---------
  Net income (loss) .....................   $ (57,007)   $ (22,526)   $     372    $   1,601    $  20,553    $ (57,007)
                                            =========    =========    =========    =========    =========    =========

               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                       COMBINED                COMBINED
                                                       GUARANTOR              NON-GUARANTOR
                                           PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                          ---------   ------------  --------- ------------- ------------ ------------
Revenues ..............................   $      --    $  78,249    $   1,450    $   6,665    $    (975)   $  85,389
Costs and expenses ....................     (38,616)     (64,294)        (851)      (3,375)         963     (106,173)
Equity in earnings of subsidiaries ....      17,832        3,889           --           --      (21,721)          --
   Extraordinary item .................      11,051           --           --           --           --       11,051
                                          ---------    ---------    ---------    ---------    ---------    ---------
     Net income (loss) ................   $  (9,733)   $  17,844    $     599    $   3,290    $ (21,733)   $  (9,733)
                                          =========    =========    =========    =========    =========    =========


               CONSOLIDATING CONDENSED STATEMENTS OF INCOME (LOSS)

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                       COMBINED                COMBINED
                                                       GUARANTOR              NON-GUARANTOR
                                           PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                          ---------   ------------  --------- ------------- ------------ ------------
Revenues ..............................   $     --    $ 77,429       $  1,119    $  3,162     $    578     $ 82,288
Costs and expenses ....................    (35,011)    (57,513)          (815)     (2,027)       1,537      (93,829)
Equity in earnings of subsidiaries ....     23,470       1,439             --          --      (24,909)          --
                                          --------    --------       --------    --------     --------     --------
     Net income (loss) ................   $(11,541)   $ 21,355       $    304    $  1,135     $(22,794)    $(11,541)
                                          ========    ========       ========    ========     ========     ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                             COMBINED                COMBINED
                                                             GUARANTOR              NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                ---------   ------------  --------- ------------- ------------ ------------
OPERATING ACTIVITIES:
   Net income ...............................   $ (57,007)   $ (22,526)   $     372    $   1,601    $  20,553    $ (57,007)
   Non-cash income (loss) adjustments .......      28,332       70,144           --        3,687      (20,553)      81,610
   Changes in operating assets
     and liabilities ........................       3,646       (7,976)        (372)       2,401           --       (2,301)
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
   operating activities .....................     (25,029)      39,642           --        7,689           --       22,302
                                                ---------    ---------    ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities .................          --      (56,579)          --           --           --      (56,579)
   Proceeds from sale of properties .........          --       17,363           --           --           --       17,363
   Distributions from partnerships ..........          --        7,730           --           --       (7,730)          --
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net cash used in investing activities .......          --      (31,486)          --           --       (7,730)     (39,216)
                                                ---------    ---------    ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
   Payments on long term borrowings .........    (118,900)          --           --           --           --     (118,900)
   Proceeds from long term borrowings .......     119,100           --           --           --           --      119,100
   Retirement of notes ......................        (228)          --           --           --           --         (228)
   Proceeds from sale of common stock .......         273           --           --           --           --          273
   Proceeds from conversion of preferred ....          (2)          --           --           --           --           (2)
   Proceeds from sale of notes, net .........      29,526           --           --           --           --       29,526
   Distributions to partners ................          --           --           --       (7,730)       7,730           --
   Dividends on preferred stock .............      (4,582)          --           --           --           --       (4,582)
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing
   activities ...............................      25,187           --           --       (7,730)       7,730       25,187
                                                ---------    ---------    ---------    ---------    ---------    ---------
Increase (decrease) in cash
   and cash equivalents .....................         158        8,156           --          (41)          --        8,273
Cash and cash equivalents,
   beginning of period ......................         117            4           --           41           --          162
                                                ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents,
   end of period............................    $     275    $   8,160    $      --    $      --    $      --    $   8,435
                                                =========    =========    =========    =========    =========    =========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                             COMBINED                COMBINED
                                                             GUARANTOR              NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                ---------   ------------  --------- ------------- ------------ ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................   $  (9,733)   $  17,844    $     599    $   3,290    $ (21,733)   $  (9,733)
   Non-cash income (loss) adjustments .......     (24,059)      13,267           --       (1,309)      21,733        9,632
   Changes in operating assets
     and liabilities ........................      90,461      (98,536)        (599)         304           --       (8,370)
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
   operating activities .....................      56,669      (67,425)          --        2,285           --       (8,471)
                                                ---------    ---------    ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities..................          --      (14,953)          --         (251)          --      (15,204)
   Proceeds from sale of properties .........          --       73,727           --        9,426           --       83,153
   Restricted cash investment ...............          --       (7,500)          --           --           --       (7,500)
   Acquisition purchase price adjustment ....          --        6,889           --           --           --        6,889
   Distributions from partnerships ..........          --       11,460           --           --      (11,460)          --
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
   investing activities .....................          --       69,623           --        9,175      (11,460)      67,338
                                                ---------    ---------    ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
   Payments on long term borrowings .........    (115,500)          --           --           --           --     (115,500)
   Proceeds from long term borrowings .......       4,000           --           --           --           --        4,000
   Proceeds from sale of notes, net .........     125,938           --           --           --           --      125,938
   Retirement of notes ......................     (71,370)          --           --           --           --      (71,370)
   Distributions to partners ................          --           --           --      (11,460)      11,460           --
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing
   activities ...............................     (56,932)          --           --      (11,460)      11,460      (56,932)
                                                ---------    ---------    ---------    ---------    ---------    ---------
Increase (decrease) in cash
   and cash equivalents .....................        (263)       2,198           --           --           --        1,935
Cash and cash equivalents,
   beginning of period ......................         275        8,160           --           --           --        8,435
                                                ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents,
   end of period ............................   $      12    $  10,358    $      --    $      --    $      --    $  10,370
                                                =========    =========    =========    =========    =========    =========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                             COMBINED                COMBINED
                                                             GUARANTOR              NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES  CONCORDE  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                ---------   ------------  --------- ------------- ------------ ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................   $(11,541)     $ 21,355    $    304    $  1,135      $(22,794)    $(11,541)
   Non-cash income (loss) adjustments .......    (20,042)       30,894          --         762        22,794       34,408
   Changes in operating assets
     and liabilities ........................     40,226       (47,218)       (304)        805            --       (6,491)
                                                --------      --------    --------    --------      --------     --------
Net cash provided by operating
   activities ...............................      8,643         5,031          --       2,702            --       16,376
                                                --------      --------    --------    --------      --------     --------
INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities..................         --       (25,574)         --        (192)           --      (25,766)
   Proceeds from sale of property ...........         --        23,806          --          --            --       23,806
   Restricted cash investment ...............         --         2,300          --          --            --        2,300
   Distributions from partnerships ..........         --         2,510          --          --        (2,510)          --
                                                --------      --------    --------    --------      --------     --------
Net cash provided by (used in)
   investing activities .....................         --         3,042          --        (192)       (2,510)         340
                                                --------      --------    --------    --------      --------     --------
FINANCING ACTIVITIES:
   Retirement of notes ......................     (8,650)           --          --          --            --       (8,650)
   Distributions to partners ................         --            --          --      (2,510)        2,510           --
   Other ....................................         (5)           --          --          --            --           (5)
                                                --------      --------    --------    --------      --------     --------
Net cash provided by (used in) financing
   activities ...............................     (8,655)           --          --      (2,510)        2,510       (8,655)
                                                --------      --------    --------    --------      --------     --------
Increase (decrease) in cash
   and cash equivalents .....................        (12)        8,073          --          --            --        8,061
Cash and cash equivalents,
   beginning of period ......................         12        10,358          --          --            --       10,370
                                                --------      --------    --------    --------      --------     --------
Cash and cash equivalents,
   end of period ............................   $     --      $ 18,431    $     --    $     --      $     --     $ 18,431
                                                ========      ========    ========    ========      ========     ========

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


                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               1998         1999        2000
                                                            ---------    ---------    ---------
Unevaluated properties ..................................   $  38,293    $  22,260    $  22,229
Properties subject to amortization ......................     496,686      428,116      416,569
                                                            ---------    ---------    ---------
Capitalized costs .......................................     534,979      450,376      438,798
Accumulated depreciation, depletion and amortization ....    (280,640)    (286,020)    (302,888)
                                                            ---------    ---------    ---------
Net capitalized costs ...................................   $ 254,339    $ 164,356    $ 135,910
                                                            =========    =========    =========


         Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                 (IN THOUSANDS)

                                        YEAR ENDED DECEMBER 31,
                                   ----------------------------
                                     1998      1999      2000
                                   -------   -------   -------
Property acquisition costs:
   Proved ......................   $ 2,338   $    --   $   465
   Unproved ....................     1,405       764     5,413
Exploration costs ..............    25,414     7,912    11,916
Development costs ..............    27,875     6,696     8,029
                                   -------   -------   -------
   Total costs incurred ........   $57,032   $15,372   $25,823
                                   =======   =======   =======

         Reserves. The following table summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1998, 1999 and 2000. Reserves estimates contained below were prepared by H.J. Gruy & Associates, Inc. ("Gruy"), independent petroleum engineers.


                                               CRUDE OIL, CONDENSATE
                                              AND NATURAL GAS LIQUIDS                   NATURAL GAS
                                                      (Mbbls)                              (Mmcf)
                                          --------------------------------    --------------------------------
                                            1998        1999        2000        1998        1999         2000
                                          --------    --------    --------    --------    --------    --------
Proved developed
   and undeveloped reserves:
   Beginning of year ..................      2,953       5,294       7,623     354,867     283,559     158,700
   Revisions of previous estimates ....        (79)      1,262        (285)    (31,674)    (10,774)     (4,395)
   Purchases of reserves in place .....         --          --           6          --          --         324
   Extensions and discoveries .........      3,082       1,762         488       9,512      15,620      17,067
   Sale of reserves in place (1) ......       (287)       (328)         (3)    (13,589)   (107,313)    (16,620)
   Production .........................       (375)       (367)       (467)    (35,557)    (22,392)    (17,773)
                                          --------    --------    --------    --------    --------    --------
   End of year ........................      5,294       7,623       7,362     283,559     158,700     137,303
                                          ========    ========    ========    ========    ========    ========
Proved developed reserves
   at end of year (2) .................      1,981       2,686       2,604     188,824     123,887     105,064
                                          ========    ========    ========    ========    ========    ========

(1) Includes the Phillips Transaction in 1999 and the sale of a portion of the VORI in March 2000.

(2) 1999 and 2000 includes 3 Mbbls and 40,835 Mmcf and 3 Mbbls and 20,172 Mmcf, respectively, associated with the Company's interest in the VORI.

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

                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       1998            1999           2000
                                                                    -----------    -----------    -----------
Future cash inflows .............................................   $   643,473    $   519,875    $ 1,575,391
Future production costs .........................................      (159,378)       (92,153)      (144,171)
Future development costs ........................................       (93,321)       (57,862)       (59,423)
Future income tax expenses ......................................        (1,627)        (3,500)      (328,798)
                                                                    -----------    -----------    -----------
    Future net cash flows .......................................       389,147        366,360      1,042,999
10% annual discount for estimating timing of cash flows .........      (155,677)      (127,705)      (346,335)
                                                                    -----------    -----------    -----------
    Standardized measure of discounted future net cash flows ....   $   233,470    $   238,655    $   696,664
                                                                    ===========    ===========    ===========

         The standardized measure of discounted future net cash flows as of December 31, 1998, 1999 and 2000 was calculated using prices in effect as of those dates, which averaged $10.81, $24.54 and $25.53, respectively, per barrel of oil and $2.07, $2.15 and $10.10, respectively, per Mcf of natural gas.

         Change in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1998         1999          2000
                                                           ---------    ---------    ---------
Changes due to current year operations:
   Sales of oil and gas, net of production costs .......   $ (57,940)   $ (38,566)   $ (59,335)
   Sale of reserves in place ...........................     (15,424)     (61,420)     (20,581)
   Extensions and discoveries ..........................      20,097       50,493      121,302
   Purchases of reserves in place ......................          --           --        1,359
   Future development costs incurred ...................       9,218        6,696        8,029
Changes due to revisions in standardized variables:

   Prices and production costs .........................     (94,569)      22,998      631,857
   Revisions of previous quantity estimates ............     (29,853)      (3,916)     (31,009)
   Estimated future development costs ..................     (29,240)      31,603       (2,301)
   Income taxes ........................................     (14,110)      (1,873)    (190,124)
   Accretion of discount ...............................      24,903       23,428       24,109
   Production rates (timing) and other .................      56,501      (24,258)     (25,297)
                                                           ---------    ---------    ---------
     Net increase (decrease) ...........................    (130,417)       5,185      458,009
   Beginning of year ...................................     363,887      233,470      238,655
                                                           ---------    ---------    ---------
     End of year .......................................   $ 233,470    $ 238,655    $ 696,664
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

NOTE 13 - QUARTERLY RESULTS (UNAUDITED)

                                                         1999                                         2000
                                      -----------------------------------------    -----------------------------------------
                                        1ST        2ND(1)     3RD         4TH       1ST(2)     2ND(3)      3RD       4TH(4)
                                      QUARTER     QUARTER   QUARTER     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                      -------     -------   -------     -------    -------    -------    -------    -------
Revenues(5).......................   $ 16,759    $13,649    $ 12,820    $14,324    $15,787    $17,919    $17,616    $ 22,038
Operating profit .................     (2,481)    (3,883)     (4,629)       374        398      4,698      4,654       4,183
Net income (loss) before
   extraordinary item ............    (10,985)    11,410     (13,242)    (7,966)    (4,737)       501     (3,544)     (3,761)
Basic and diluted income
   (loss) per common share
   before extraordinary item .....   $  (0.96)   $  0.82    $  (1.09)   $ (0.67)   $ (0.43)   $ (0.03)   $ (0.34)   $  (0.35)

         (1) Reflects $25.9 million gain on sale of properties in the Phillips Transaction.

         (2) Reflects $3.4 million gain on sale of a portion of the Company's volumetric overriding royalty interest.

         (3) Reflects $4.0 million gain on sale of the Company's non-producing interest in East Cameron offshore area.

         (4) Reflects non-cash impairment charges against the carrying value of proved and unproved oil and natural gas properties (See Note 1).

         (5) Revenues restated in accordance with new accounting pronuncement. See Note 10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on or about May 31, 2001, which will be filed with the SEC within 120 days after December 31, 2000, and which is incorporated herein by reference.

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

         3.7 Certificate of Amendment to Certificate of Incorporation of the Registrant dated April 29, 1996 (Incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K
                  (File No. 0-25214) for the year ended December 31, 1997).

         3.8 Certificate of Amendment to Certificate of Incorporation of the Registrant dated July 12, 1999 (incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement on
                  Form S-4 (Reg. No. 333-84053) filed July 30, 1999).

         3.9      Bylaws of the Registrant (incorporated by reference to Exhibit
                  3.5 to the Consolidation Registration Statement).

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

         4.4      Supplemental Indenture dated March 29, 1996 between the
                  Registrant and the United States Trust Company of New York, relating to the 8 1/2% Debentures (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K
                  (File No. 0-25214) for the year ended December 31, 1995).

         4.5 Indenture dated as of October 15, 1996, among the Registrant, as issuer, Kelley Oil Corporation and Kelley Operating
                  Company, Ltd., as guarantors, and United States Trust Company of New York, relating to the Registrant's 10 3/8% Senior
                  Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q
                  (File No. 0-25214) for the quarterly period ended September
                  30, 1996).

         4.6      Form of the Registrant's 10 3/8% Senior Subordinated Note Due
                  2006, Series B (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-4 (Reg. No.
                  333-18481) filed December 20, 1996, as amended).

         4.10 Indenture dated as of May 29, 1998, among the Company, as issuer, Kelley Oil Corporation and Kelley Operating Company,
                  Ltd., as guarantors, and United States Trust Company of New
                  York, relating to the Company's 10 3/8% Senior Subordinated
                  Notes due 2006 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Reg. No.
                  333-61681) filed August 17, 1998).

         4.11     Form of the Company's 10 3/8 Senior Subordinated Note Due
                  2006, Series D (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Reg. No.
                  333-61681 filed August 17, 1998).

         4.12     Indenture dated as of April 15, 1999 among the Company, Kelley
                  Oil Corporation, Kelley Operating Company, Ltd. and Concorde
                  Gas Marketing, Inc., as guarantors, and Norwest Bank
                  Minnesota, National Association, relating to the Company's 14%
                  Senior Secured Notes due 2003, maturing at 105% of the stated principal amount B (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-84053) filed July 30, 1999).

         4.13 Form of the Company's 14% Senior Secured Notes due 2003, maturing at 105% of the stated principal amount (incorporated by reference to Exhibit B of Exhibit 4.13 to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-84053) filed
                  July 30, 1999).

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

         10.8     Employment Agreement dated as of October 1, 1998 with Rick G.
                  Lester (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 001-14286) for the year ended December 31, 1998).

         10.9     Employment Agreement dated as of July 31, 1999 with Kenneth R.
                  Sanders (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1999).

         10.10    1996 Incentive Stock Option Plan of the Registrant
                  (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1996).

         10.11    1997 Annual and Long-Term Incentive-Performance Plan of the
                  Registrant (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-14286) for the year ended December 31, 1997).

         10.12 Purchase and Sale Agreement, dated October 21, 1997, between the Company and SCANA Petroleum Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current
                  Report on Form 8-K (File No. 0-25214) dated December 1, 1997).

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K
                  (File No. 0-25214) for the year ended December 31, 1996).

         23.1     Consent of Deloitte & Touche LLP.

         23.2     Consent of H.J. Gruy & Associates, Inc.

         (b)  REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter of 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 2001.

                               CONTOUR ENERGY CO.


By: /s/ John F. Bookout                     By:     /s/ Rick G. Lester
----------------------------                   ----------------------------
     John F. Bookout                                Rick G. Lester
 Chief Executive Officer                         Executive Vice President
                                                and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 22nd day of March 2001 by the following persons in their capacity as directors of the Registrant.

  /s/ John F. Bookout                               /s/ Adam P. Godfrey
----------------------------                   ----------------------------
    John F. Bookout                                   Adam P. Godfrey



/s/ John J. Conklin, Jr                            /s/ William J. Murray
----------------------------                   ----------------------------
 John J. Conklin, Jr.                                William J. Murray



 /s/ Ralph P. Davidson                               /s/ Edward Park
----------------------------                   ----------------------------
   Ralph P. Davidson                                   Edward Park



 /s/ Robert D. Kincaid                              /s/ Seth W. Hamot
----------------------------                   ----------------------------
   Robert D. Kincaid                                  Seth W. Hamot


/s/ Kenneth R. Sanders                              /s/ Rick G. Lester
----------------------------                   ----------------------------
  Kenneth R. Sanders                                  Rick G. Lester


                                /s/ Ward W. Woods
                          ----------------------------
                                  Ward W. Woods

                                 EXHIBIT INDEX

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

         3.7 Certificate of Amendment to Certificate of Incorporation of the Registrant dated April 29, 1996 (Incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K
                  (File No. 0-25214) for the year ended December 31, 1997).

         3.8 Certificate of Amendment to Certificate of Incorporation of the Registrant dated July 12, 1999 (incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement on
                  Form S-4 (Reg. No. 333-84053) filed July 30, 1999).

         3.9      Bylaws of the Registrant (incorporated by reference to Exhibit
                  3.5 to the Consolidation Registration Statement).

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

         4.4      Supplemental Indenture dated March 29, 1996 between the
                  Registrant and the United States Trust Company of New York, relating to the 8 1/2% Debentures (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K
                  (File No. 0-25214) for the year ended December 31, 1995).

         4.5 Indenture dated as of October 15, 1996, among the Registrant, as issuer, Kelley Oil Corporation and Kelley Operating
                  Company, Ltd., as guarantors, and United States Trust Company of New York, relating to the Registrant's 10 3/8% Senior
                  Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q
                  (File No. 0-25214) for the quarterly period ended September
                  30, 1996).

         4.6      Form of the Registrant's 10 3/8% Senior Subordinated Note Due
                  2006, Series B (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-4 (Reg. No.
                  333-18481) filed December 20, 1996, as amended).

         4.10 Indenture dated as of May 29, 1998, among the Company, as issuer, Kelley Oil Corporation and Kelley Operating Company,
                  Ltd., as guarantors, and United States Trust Company of New
                  York, relating to the Company's 10 3/8% Senior Subordinated
                  Notes due 2006 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-4 (Reg. No.
                  333-61681) filed August 17, 1998).

         4.11     Form of the Company's 10 3/8 Senior Subordinated Note Due
                  2006, Series D (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (Reg. No.
                  333-61681 filed August 17, 1998).

         4.12     Indenture dated as of April 15, 1999 among the Company, Kelley
                  Oil Corporation, Kelley Operating Company, Ltd. and Concorde
                  Gas Marketing, Inc., as guarantors, and Norwest Bank
                  Minnesota, National Association, relating to the Company's 14%
                  Senior Secured Notes due 2003, maturing at 105% of the stated principal amount B (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-84053) filed July 30, 1999).

         4.13 Form of the Company's 14% Senior Secured Notes due 2003, maturing at 105% of the stated principal amount (incorporated by reference to Exhibit B of Exhibit 4.13 to the Registrant's
                  Registration Statement on Form S-4 (Reg. No. 333-84053) filed
                  July 30, 1999).

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

         10.8     Employment Agreement dated as of October 1, 1998 with Rick G.
                  Lester (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 001-14286) for the year ended December 31, 1998).

         10.9     Employment Agreement dated as of July 31, 1999 with Kenneth R.
                  Sanders (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1999).

         10.10    1996 Incentive Stock Option Plan of the Registrant
                  (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1996).

         10.11    1997 Annual and Long-Term Incentive-Performance Plan of the
                  Registrant (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-14286) for the year ended December 31, 1997).

         10.12 Purchase and Sale Agreement, dated October 21, 1997, between the Company and SCANA Petroleum Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current
                  Report on Form 8-K (File No. 0-25214) dated December 1, 1997).

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K
                  (File No. 0-25214) for the year ended December 31, 1996).

         23.1     Consent of Deloitte & Touche LLP.

         23.2     Consent of H.J. Gruy & Associates, Inc.