Form 10-Q
period 2001-03-31
CONTOUR ENERGY CO
filed 2001-05-11
CIK 930529

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


FOR THE QUARTER ENDED MARCH 31, 2001             COMMISSION FILE NO. 0-25214


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF CLASS                                 OUTSTANDING AT MAY 11, 2001

    Common Stock                                          13,210,935


================================================================================

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
   Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited).......................   2

   Consolidated Statements of Operations for the three months ended
     March 31, 2000 and 2001 (unaudited)....................................................................   3

   Consolidated Statements of Cash Flows for the three months ended
     March 31, 2000 and 2001 (unaudited)....................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Management's Discussion and Analysis of Financial Condition and Results of Operations....................  12


PART II.  OTHER INFORMATION.................................................................................  18

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,    MARCH 31,
                                                                                            2000           2001
                                                                                        ------------    ---------
                                                                                                       (UNAUDITED)
ASSETS:
   Cash and cash equivalents ........................................................   $     18,431    $  33,780
   Accounts receivable ..............................................................         25,209       26,945
   Accounts receivable - drilling programs ..........................................            112           98
   Prepaid expenses and other current assets ........................................            709          886
                                                                                        ------------    ---------
     Total current assets ...........................................................         44,461       61,709
                                                                                        ------------    ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net .......................................................         22,229       22,566
     Properties subject to amortization .............................................        416,569      420,002
   Pipelines and other transportation assets, at cost ...............................          1,582        1,582
   Furniture, fixtures and equipment ................................................          3,601        3,601
                                                                                        ------------    ---------
                                                                                             443,981      447,751
   Less:  Accumulated depreciation, depletion and amortization ......................       (307,244)    (313,038)
                                                                                        ------------    ---------
     Total property and equipment, net ..............................................        136,737      134,713
                                                                                        ------------    ---------
   Restricted cash ..................................................................          5,200        5,500
   Other non-current assets, net ....................................................          7,288        6,970
                                                                                        ------------    ---------
     Total assets ...................................................................   $    193,686    $ 208,892
                                                                                        ============    =========

LIABILITIES:
   Accounts payable and accrued expenses ............................................   $     24,649    $  39,535
   Accounts payable - drilling programs .............................................             83          195
                                                                                        ------------    ---------
     Total current liabilities ......................................................         24,732       39,730
                                                                                        ------------    ---------
   Long-term debt ...................................................................        256,798      257,090
                                                                                        ------------    ---------
     Total liabilities ..............................................................        281,530      296,820
                                                                                        ------------    ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
     2000 and March 31, 2001; 1,365,173 shares issued and outstanding at
     December 31, 2000 and March 31, 2001, (liquidation values at
     December 31, 2000 and March 31, 2001 of $45,464 and $46,360, respectively) .....          2,048        2,048
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 2000 and March 31, 2001; 13,211,449 and 13,210,935 shares issued and outstanding
     at December 31, 2000 and March 31, 2001, respectively ..........................          1,321        1,321
   Additional paid-in capital .......................................................        301,513      301,513
   Accumulated deficit ..............................................................       (392,726)    (386,098)
   Accumulated other comprehensive loss .............................................             --       (6,712)
                                                                                        ------------    ---------
     Total stockholders' deficit ....................................................        (87,844)     (87,928)
                                                                                        ------------    ---------
   Total liabilities and stockholders' deficit ......................................   $    193,686    $ 208,892
                                                                                        ============    =========

                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2000              2001
                                                            ----------        ----------
                                                                              (UNAUDITED)
REVENUES:
   Oil and gas revenues .............................       $   15,787        $   30,324
   Interest and other income ........................              313               408
   Gain on sale of oil and gas properties ...........            3,361                --
   Unrealized gain on derivative instruments ........               --               916
                                                            ----------        ----------
   Total revenues ...................................           19,461            31,648
                                                            ----------        ----------

COSTS AND EXPENSES:
   Production expenses ..............................            3,415             3,386
   Exploration expenses .............................            2,321             5,104
   General and administrative expenses ..............            1,630             2,166
   Interest and other debt expenses .................            8,809             8,570
   Depreciation, depletion and amortization .........            8,023             5,794
                                                            ----------        ----------
Total expenses ......................................           24,198            25,020

Loss (income) before income taxes ...................           (4,737)            6,628
Income taxes ........................................               --                --
                                                            ----------        ----------
Net (loss) income ...................................           (4,737)            6,628
   Less: cumulative preferred stock dividends .......             (895)             (896)
                                                            ----------        ----------
Net (loss) income applicable to common stock ........       $   (5,632)       $    5,732
                                                            ==========        ==========

Basic and diluted (loss) income per common share ....       $     (.43)       $      .43
                                                            ==========        ==========

Weighted average common shares outstanding ..........           13,212            13,211


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2000              2001
                                                                                 ----------        ----------
                                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
   Net (loss) income .....................................................       $   (4,737)       $    6,628
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization ............................            8,023             5,794
     Gain on sale of properties ..........................................           (3,361)               --
     Gain on debt redemption .............................................              (46)               --
     Unrealized gain on derivative instruments ...........................               --              (916)
     Exploration expenses ................................................            2,321             5,104
     Accretion and amortization of debt expenses .........................              926               871
   Changes in operating assets and liabilities:
     Increase in accounts receivable .....................................           (4,903)           (1,722)
     Decrease (increase) in prepaid expenses and other current assets ....              150               (81)
     Decrease (increase) in other non-current assets .....................               34               (18)
     Increase in accounts payable and accrued expenses ...................            9,788             8,863
                                                                                 ----------        ----------
   Net cash provided by operating activities .............................            8,195            24,523
                                                                                 ----------        ----------

INVESTING ACTIVITIES:
   Expenditures for exploration and development activities ...............           (4,601)           (8,874)
   Proceeds from the sale of oil and gas properties ......................           19,831                --
   Change in restricted cash .............................................               --              (300)
                                                                                 ----------        ----------
   Net cash provided by (used in) investing activities ...................           15,230            (9,174)
                                                                                 ----------        ----------

FINANCING ACTIVITIES:
   Redemption of subordinated debentures .................................             (244)               --
                                                                                 ----------        ----------
   Net cash used in financing activities .................................             (244)               --
                                                                                 ----------        ----------
Increase in cash and cash equivalents ....................................           23,181            15,349
Cash and cash equivalents, beginning of period ...........................           10,370            18,431
                                                                                 ----------        ----------
Cash and cash equivalents, end of period .................................       $   33,551        $   33,780
                                                                                 ==========        ==========


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

NOTE 3 - HEDGING ACTIVITIES

         In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. During the first quarter of 2000, the Company's hedging activities also covered the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

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

         The Company has designated its crude oil and natural gas derivative instruments as cash flow hedges, as defined. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future, such as those entered into in March 2001. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through

OCI with the change in the ineffective value (time value, volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

          As of January 1, 2001, the fair value of the Company's crude oil and natural gas hedge derivative instruments was approximately ($27.8) million. The $27.8 million was recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment was a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount related to 2001 hedge positions will be reclassified to earnings during 2001.

         Through natural gas price swap agreements, the Company hedged 27,000 Mmbtu per day of its natural gas production for the three months ended March 31, 2000 at an average NYMEX quoted price of $2.48 per Mmbtu, before transaction and transportation costs. Through natural gas collars, the Company hedged 45,000 Mmbtu per day of its natural gas production for the three months ended March 31, 2001 at an average floor of $3.77 per Mmbtu and an average ceiling of $5.11 per Mmbtu, before transaction and transportation costs. As of March 31, 2001, 12,375,000 Mmbtus, or 45,000 Mmbtu per day, of natural gas production for April through December 2001 has been hedged under the same terms. On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87 per Mmbtu.

          Through crude oil price swap agreements, the Company hedged 800 barrels per day of its crude oil production for the three months ended March 31, 2000 at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. Through crude oil collars, the Company hedged 900 barrels per day of its crude oil production for the three months ended March 31, 2001 at an average floor price of $26.11 per barrel and an average ceiling price of $32.21 per barrel, before transaction and transportation costs. As of March 31, 2001, 137,500 barrels, or 500 barrels per day, of the Company's crude oil production for April through December 2001 have been hedged by a crude oil collar agreement with a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel. However, if the Index Price falls below $22.00 per barrel the Company receives the Index Price plus $3.24 per barrel.

         As of March 31, 2001, the fair value of the Company's derivative instruments was ($5.8) million, of which ($6.1) million relates to contracts that will expire during 2001 with $0.3 million relating to contracts that will expire in 2002. During the first quarter 2001, hedging activities decreased oil and gas revenues by $8.9 million and a $0.9 million unrealized gain on derivative instruments was reported on the Company's Consolidated Statements of Operations. The $0.9 million unrealized gain represents the change in the time value, or the ineffective value, of the Company's derivative instruments. Additionally, in the first quarter 2001, the Company recorded a $21.1 million valuation adjustment, including the $8.9 million reduction in reported oil and gas revenues, to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $20.8 million relates to the $27.8 million transition adjustment recorded on January 1, 2001. Hedging activities decreased oil and gas revenues by approximately $0.2 million for the three months ended March 31, 2000, as compared to estimated revenues had no hedging activities been conducted.

         The Company is required to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. The Company has posted $8.0 million in the form of a letter of credit as collateral required by its counter-party through June 15, 2002 supported by restricted cash in the same amount. Accordingly, $8.0 million will be reclassified to restricted cash in the second quarter 2001.

NOTE 4 - PREFERRED STOCK

         The Company has not declared quarterly dividends of $0.65625 per preferred share for February 1, 1998 through May 1, 2001, aggregating approximately $12.5 million. Further dividends on the Preferred Stock are restricted under the Company's indentures governing its 103/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

NOTE 5 - EARNINGS PER SHARE / OTHER COMPREHENSIVE INCOME

         The basic (loss) income per common share as shown on the Consolidated Statements of Operations reflects net income (loss) less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted (loss) income per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the three months ended March 31, 2001 and 2000, all potentially dilutive securities are either anti-dilutive or immaterial to the calculation and therefore are not included in the diluted earnings per share ("EPS") calculation.

         The Company's comprehensive loss for the three-month periods ended March 31, 2000 and 2001 was $4.7 million and $0.1 million, respectively.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified $0.6 million of transportation and compression expenses in the first quarter 2000 from oil and gas revenues to production expenses.

NOTE 7 - STOCK OPTION AND STOCK AWARD PLAN

         On March 22, 2001, the Company's board of directors adopted the Contour Energy Co. 2001 Stock Option and Stock Award Plan (the "2001 Plan"). As of March 31, 2001, stock options covering 760,000 shares of common stock have been granted and an additional 340,000 shares were available for options under the 2001 Plan. Certain awards under the 2001 Plan are subject to approval of the 2001 Plan by the Company's stockholders at the Annual Meeting of Stockholders to be held May 31, 2001.

NOTE 8 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 2000 and March 31, 2001, consolidating condensed statements of operations for the three months ended March 31, 2000 and 2001 and consolidating condensed statements of cash flows for the three months ended March 31, 2000 and March 31, 2001.

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

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                       COMBINED                     COMBINED
                                                       GUARANTOR                  NON-GUARANTOR
                                          PARENT      SUBSIDIARIES    CONCORDE    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         ---------    ------------    ---------   -------------   ------------    ------------
ASSETS:
   Current assets ....................   $ 293,925    $    106,318    $  10,944   $         424   $   (367,150)   $     44,461
   Property and equipment, net .......          --         130,291           --           5,823            623         136,737
   Restricted cash ...................          --           5,200           --              --             --           5,200
   Other non-current assets, net .....    (118,547)         10,221           --              --        115,614           7,288
                                         ---------    ------------    ---------   -------------   ------------    ------------
     Total assets ....................   $ 175,378    $    252,030    $  10,944   $       6,247   $   (250,913)   $    193,686
                                         =========    ============    =========   =============   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...............   $   6,424    $    378,462    $   5,824   $       1,172   $   (367,150)   $     24,732
   Long-term debt ....................     256,798              --           --              --             --         256,798
   Stockholders' deficit .............     (87,844)       (126,432)       5,120           5,075        116,237         (87,844)
                                         ---------    ------------    ---------   -------------   ------------    ------------
     Total liabilities and
    stockholders' deficit ............   $ 175,378    $    252,030    $  10,944   $       6,247   $   (250,913)   $    193,686
                                         =========    ============    =========   =============   ============    ============

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                 (IN THOUSANDS)

                                                          COMBINED                    COMBINED
                                                         GUARANTOR                  NON-GUARANTOR
                                            PARENT      SUBSIDIARIES    CONCORDE    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           ---------    ------------    ---------   -------------   ------------    ------------
ASSETS:
   Current assets ......................   $ 293,885    $    105,441    $  10,370   $       1,280   $   (349,267)   $     61,709
   Property and equipment, net .........          --         127,575           --           5,687          1,451         134,713
   Restricted cash .....................          --           5,500           --              --             --           5,500
   Other non-current assets, net .......    (110,479)         12,038           --              --        105,411           6,970
                                           ---------    ------------    ---------   -------------   ------------    ------------
     Total assets ......................   $ 183,406    $    250,554    $  10,370   $       6,967   $   (242,405)   $    208,892
                                           =========    ============    =========   =============   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities .................   $  14,244    $    369,168    $   4,686   $         899   $   (349,267)   $     39,730
   Long-term debt ......................     257,090              --           --              --             --         257,090
   Stockholders' deficit ...............     (87,928)       (118,614)       5,684           6,068        106,862         (87,928)
                                           ---------    ------------    ---------   -------------   ------------    ------------
     Total liabilities and
         stockholders' deficit .........   $ 183,406    $    250,554    $  10,370   $       6,967   $   (242,405)   $    208,892
                                           =========    ============    =========   =============   ============    ============


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)



                                                             COMBINED                   COMBINED
                                                            GUARANTOR                 NON-GUARANTOR
                                                PARENT     SUBSIDIARIES   CONCORDE    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   ---------   -------------   ------------   ------------
Revenues ...................................   $      --   $     17,429   $     655   $         798   $        579   $     19,461
Costs and expenses .........................      (8,950)       (14,986)       (235)           (557)           530        (24,198)
Equity in earnings (loss) of subsidiaries ..       4,213            659          --              --         (4,872)            --
                                               ---------   ------------   ---------   -------------   ------------   ------------
  Net (loss) income ........................   $  (4,737)  $      3,102   $     420   $         241   $     (3,763)  $     (4,737)
                                               =========   ============   =========   =============   ============   ============


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)


                                                             COMBINED                   COMBINED
                                                            GUARANTOR                 NON-GUARANTOR
                                                PARENT     SUBSIDIARIES   CONCORDE    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   ---------   -------------   ------------   ------------
   Revenues............................        $      --   $     29,533   $     729   $       1,386   $         --   $     31,648
   Costs and expenses..................           (8,730)       (16,560)       (165)           (393)           828        (25,020)
   Equity in earnings of subsidiaries..           15,358          1,557          --              --        (16,915)            --
                                               ---------   ------------   ---------   -------------   ------------   ------------
     Net income (loss).................        $   6,628   $     14,530   $     564   $         993   $    (16,087)  $      6,628
                                               =========   ============   =========   =============   ============   ============

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)


                                                              COMBINED                  COMBINED
                                                             GUARANTOR                 NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES   CONCORDE    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   ---------   -------------   ------------   ------------
OPERATING ACTIVITIES:
   Net (loss) income ........................   $  (4,737)  $      3,102   $     420   $         241   $     (3,763)  $     (4,737)
   Non-cash (loss) income adjustments .......      (3,332)         7,213          --             220          3,762          7,863
   Changes in operating assets
     and liabilities ........................       8,313         (2,657)       (420)           (168)             1          5,069
                                                ---------   ------------   ---------   -------------   ------------   ------------
Net cash provided by operating activities ...         244          7,658          --             293             --          8,195
                                                ---------   ------------   ---------   -------------   ------------   ------------

INVESTING ACTIVITIES:
   Expenditures for exploration and
      development activities ................          --         (4,708)         --             107             --         (4,601)
   Proceeds from sale of property ...........          --         19,831          --              --             --         19,831
   Distributions from partnerships ..........          --            400          --              --           (400)            --
                                                ---------   ------------   ---------   -------------   ------------   ------------
Net cash provided by (used in) investing
   activities ...............................          --         15,523          --             107           (400)        15,230
                                                ---------   ------------   ---------   -------------   ------------   ------------

FINANCING ACTIVITIES:
   Redemption on subordinated debentures ....        (244)            --          --              --             --
                                                                                                                              (244)
   Distributions to partners ................          --             --          --            (400)           400             --
                                                ---------   ------------   ---------   -------------   ------------   ------------
Net cash (used in) provided by financing
   activities ...............................        (244)            --          --            (400)           400           (244)
                                                ---------   ------------   ---------   -------------   ------------   ------------

Increase in cash
   and cash equivalents .....................          --         23,181          --              --             --         23,181
Cash and cash equivalents,
   beginning of period ......................          12         10,358          --              --             --         10,370
                                                ---------   ------------   ---------   -------------   ------------   ------------
Cash and cash equivalents,
     end of period ..........................   $      12   $     33,539   $      --   $          --   $         --   $     33,551
                                                =========   ============   =========   =============   ============   ============

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)



                                                             COMBINED                   COMBINED
                                                            GUARANTOR                 NON-GUARANTOR
                                                PARENT     SUBSIDIARIES   CONCORDE    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   ---------   -------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................  $   6,628   $     14,530   $     564   $         993   $    (16,087)  $      6,628
   Non-cash income (loss) adjustments .......    (14,487)         9,102          --             151         16,087         10,853
   Changes in operating assets
     and liabilities ........................      7,859            876        (564)         (1,129)            --          7,042
                                               ---------   ------------   ---------   -------------   ------------   ------------
Net cash provided by operating activities ...         --         24,508          --              15             --         24,523
                                               ---------   ------------   ---------   -------------   ------------   ------------

INVESTING ACTIVITIES:
   Expenditures for exploration and
    development activities ..................         --         (8,859)         --             (15)            --         (8,874)
   Change in restricted cash ................         --           (300)         --              --             --           (300)
   Distributions from partnerships ..........         --             --          --              --             --             --
                                               ---------   ------------   ---------   -------------   ------------   ------------
Net cash used in investing activities .......         --         (9,159)         --             (15)            --         (9,174)
                                               ---------   ------------   ---------   -------------   ------------   ------------

Increase in cash and
   cash equivalents .........................         --         15,349          --              --             --         15,349
Cash and cash equivalents,
   beginning of period ......................         --         18,431          --              --             --         18,431
                                               ---------   ------------   ---------   -------------   ------------   ------------
Cash and cash equivalents,
   end of period ............................  $      --   $     33,780   $      --   $          --   $         --   $     33,780
                                               =========   ============   =========   =============   ============   ============

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following review of operations for the three months ended March 31, 2000 and 2001 should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in this report on Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

          Hedging Activities. In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. During the first quarter of 2000, the Company's hedging activities also covered the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

         The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI").

         The Company has designated its crude oil and natural gas derivative instruments as cash flow hedges, as defined by SFAS 133. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future, such as those entered into in March 2001. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through OCI with the change in the ineffective value (time value, volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

          As of January 1, 2001, the fair value of the Company's crude oil and natural gas hedge derivative instruments was approximately ($27.8) million. The $27.8 million was recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment was a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount related to 2001 hedge positions will be reclassified to earnings during 2001.

         Through natural gas price swap agreements, the Company hedged approximately 27,000 Mmbtu per day of its natural gas production for the three months ended March 31, 2000 at an average NYMEX quoted price of $2.48 per Mmbtu, before transaction and transportation costs. Through natural gas collars, the Company hedged 45,000 Mmbtu per day of its natural gas production for the three months ended March 31, 2001 at an average floor of $3.77 per Mmbtu and an average ceiling of $5.11 per Mmbtu, before transaction and transportation costs. As of March 31, 2001, 12,375,000 Mmbtus, or 45,000 Mmbtu per day, of natural gas production for April through December 2001 has been hedged under the same terms.

On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87 per Mmbtu.

          Through crude oil price swap agreements, the Company hedged 800 barrels per day of its crude oil production for the three months ended March 31, 2000 at an average NYMEX quoted price of $25.09 per bbl, before transaction and transportation costs. Through crude oil collars, the Company hedged 900 barrels per day of its crude oil production for the three months ended March 31, 2001 at an average floor price of $26.11 per barrel and an average ceiling price of $32.21 per barrel, before transaction and transportation costs. As of March 31, 2001, 137,500 barrels, or 500 barrels per day, of the Company's crude oil production for April through December 2001 have been hedged by a crude oil collar agreement with a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel. However, if the Index Price falls below $22.00 per barrel the Company receives the Index Price plus $3.24 per barrel.

         As of March 31, 2001, the fair value of the Company's derivative instruments was ($5.8) million, of which ($6.1) million relates to contracts that will expire during 2001 with $0.3 million relating to contracts that will expire in 2002. During the first quarter 2001, hedging activities decreased oil and gas revenues by $8.9 million and a $0.9 million unrealized gain on derivative instruments was reported on the Company's Consolidated Statements of Operations. The $0.9 million unrealized gain represents the change in the time value, or the ineffective value, of the Company's derivative instruments. Additionally, in the first quarter 2001, the Company recorded a $21.1 million valuation adjustment, including the $8.9 million reduction in reported oil and gas revenues, to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $20.8 million relates to the $27.8 million transition adjustment recorded on January 1, 2001. Hedging activities decreased oil and gas revenues by approximately $0.2 million for the three months ended March 31, 2000, as compared to estimated revenues had no hedging activities been conducted.

         The Company is required to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. The Company has posted $8.0 million in the form of a letter of credit as collateral required by its counter-party through June 15, 2002 supported by restricted cash in the same amount. Accordingly, $8.0 million will be reclassified to restricted cash in the second quarter 2001.

RESULTS OF OPERATIONS

              The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company's oil and natural gas operations for the periods indicated.

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -----------------------
                                                                               2000         2001
                                                                            ----------   ----------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) ............................        112.3         91.0
   Natural gas (Mmcf) ...................................................        4,808        4,967
   Natural gas equivalent (Mmcfe) .......................................        5,482        5,513
AVERAGE SALES PRICE PER UNIT (INCLUDING THE EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl) ..........................   $    23.69   $    25.61
   Natural gas (per Mcf) ................................................         2.63         5.62
   Natural gas equivalent (per Mcfe) ....................................         2.79         5.49
COST PER MCFE:
   Production costs (1) .................................................   $      .54   $      .52
   Severance and ad valorem taxes .......................................          .08          .09
   General and administrative expenses ..................................          .30          .39
   Depreciation, depletion and amortization (oil and gas activities) ....         1.44         1.04
   Interest expense, excluding accretion and amortization ...............         1.44         1.40

   (1) Includes transportation and compression expenses of $0.10 per Mcfe and $0.11 per Mcfe for the three months ended March 31, 2000 and 2001, respectively.

         The Company's oil and gas revenues of $30.3 million for the first quarter of 2001 increased 92% compared to $15.8 million in the same period of 2000 primarily the result of higher natural gas and crude oil prices. Natural gas production increased by 3% in the first quarter of 2001 as compared to the same period in 2000. This increase is attributable to higher entitlements received from the Company's volumetric overriding royalty interest ("VORI") beginning January 1, 2001, that was mostly offset by natural declines in other producing areas. Lower crude oil production was also the result of natural declines in the Company's producing areas.

         The Company recognized a $3.4 million gain on the sale of a portion of its VORI in certain north Louisiana fields to Phillips Petroleum Company in the first quarter of 2000.

         Interest and other income increased from $0.3 million in the first quarter of 2000 to $0.4 million in the first quarter of 2001. This increase was due to higher average cash balances in the first quarter 2001.

         Revenues in the first quarter 2001 included a $0.9 million unrealized gain relating to the Company's derivative instruments. This represents the change in the ineffective value (time value) of the Company's derivative contracts during the first quarter 2001 in accordance with SFAS 133.

         Production expenses for both the first quarter of 2000 and 2001 were $3.4 million. Lower lifting and workover expenses in the first quarter 2001 were offset by higher ad valorem and serverance taxes. Transportation and compression expenses of $0.6 million are included in each period in accordance with Emerging Issues Task Force Issue No. 00-10. This standard was adopted in the fourth quarter of 2000.

         Exploration expenses totaled $5.1 million in the first quarter of 2001 and $2.3 million in the corresponding period of 2000, an increase of 120%, due to an increase in dry hole expenses of $3.4 million, partially offset by an $0.8 million decrease in unevaluated leasehold abandonment expenses.

         General and administrative ("G&A") expenses increased by 33% to $2.2 million in the first quarter of 2001 compared to $1.6 million in the corresponding period last year. The first quarter 2001 includes an $0.8 million charge for severance related to the retirement of the Company's CEO. Excluding this non-recurring item, G&A expense decreased 16% from $1.6 million in the first quarter 2000 to $1.4 million in the first quarter 2001. This decrease was primarily due to a higher allocation of G&A expense to exploration expense during the first quarter of 2001. On a unit basis, excluding non-recurring items, G&A expenses were $0.25 per Mcfe in the first quarter of 2001 compared to $0.30 per Mcfe in the corresponding quarter of 2000.

         Interest and other debt expenses of $8.6 million in the first quarter of 2001 decreased 3% from $8.8 million in the same period of 2000. The $0.3 million decrease in interest expense resulted primarily from the retirement and redemption of the Company's 8 1/2% Subordinated Debentures in early 2000.

         Depreciation, depletion and amortization ("DD&A") expense decreased 28% from $8.0 million in the first quarter of 2000 to $5.8 million in the current period, primarily as a result of a lower units-of-production DD&A rate of $1.04 per Mcfe in the current period compared to $1.44 per Mcfe in the first quarter 2000. This lower composite DD&A rate in the first quarter 2001 is generally due to increased production from fields with lower aggregate costs compared to the first quarter 2000.

         The Company recognized net income of $6.6 million in the first quarter of 2001 and a net loss of $4.7 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash provided by operating activities during the first three months of 2001 aggregated $24.5 million. Funds used in investing activities were comprised of $8.9 million for exploration and development activities and a $0.3 million increase in the Company's escrow account for plugging and abandonment liabilities (restricted cash). As a result of these activities, cash and cash equivalents increased from $18.4 million at December 31, 2000 to $33.8 million as of March 31, 2001. As of March 31, 2001, the Company had working capital of $22.0 million, compared to working capital of $19.7 million at the end of 2000. On April 16, 2001, the Company paid $15.4 million in interest due on its 14% Senior Secured Notes and its 10 3/8% Senior Subordinated Notes (collectively, the "Notes").

         Capital Resources. The Company does not currently have access to a revolving credit facility to supplement its cash needs. The terms of the Notes significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, funding of the Company's obligations and capital expenditure program during 2001 will be provided by cash on hand and cash flows from operations.

         The Company continued to receive the benefit of strong commodity prices in the first quarter 2001 that has improved the Company's cash flows and allowed expansion of our capital expenditure program. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels. To help ensure a base level of cash flow, the Company periodically enters into hedge contracts. As of March 31, 2001, 45,000 Mmbtu per day of natural gas has been hedged through a series of "costless collars" that provide an average floor of $3.77/Mmbtu and an average ceiling of $5.11/Mmbtu for April through December 2001. On March 20, 2001, the Company hedged 20,000 Mmbtu per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu. The Company's hedging activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and in Note 3 in Notes to Consolidated Financial Statements contained elsewhere in this Report.

         The Company had $259.8 million principal amount of debt outstanding as of March 31, 2001 ($257.1 million recorded on the balance sheet), requiring $30.8 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $46.4 million at March 31, 2001, including dividend arrearages of $12.2 million. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through May 1, 2001, aggregating approximately $12.5 million. Further dividends are restricted under the Company's indentures governing its 10 3/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on Preferred Stock arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

         Capital Commitments. The Company's 2001 capital expenditure budget provides for $34.5 million to be expended on development and exploratory activities primarily in south Louisiana, south Texas and the shallow waters of the Gulf of Mexico. An additional $5.4 million is budgeted for delay rentals and overhead. As with the Company's other obligations discussed above, funding for this level of capital expenditures will be provided by cash on hand and cash flow from operations which is dependent on a number of variables, including commodity prices, production levels and operating costs. In the first three months of 2001, the Company's capital expenditures totaled $7.6 million, including $2.6 million for development drilling and recompletions and $4.7 million for exploration drilling. An additional $1.3 million was expended in the first quarter 2001 for delay rentals and overhead. In the first quarter 2001, the Company participated in the drilling of 8 gross (3.2 net) wells, of which 6 gross (2.4 net) were completed and found to be productive.

         Management Change. On March 8, 2001, the Company announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders has assumed the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, the Company's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of the Company.

         Restricted Cash. At March 31, 2001, the Company had a restricted cash balance of $5.5 million related to an established escrow account to meet future plugging and abandonment liabilities. The Company is required to fund this account in the amount of $100,000 a month until the balance reaches $7.5 million. The Company is required to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. The Company has posted $8.0 million in the form of a letter of credit as collateral required by its counter-party through June 15, 2002 supported by restricted cash in the same amount. Accordingly, $8.0 million will be reclassified to restricted cash in the second quarter 2001.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified $0.6 million of transportation and compression expenses in the first quarter 2000 from oil and gas revenues to production expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company currently has no outstanding floating rate debt and therefore its earnings and cash flows are not subject to interest rate risk. However, the fair value of the Company's fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The Company is also exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities and Note 3 to the Consolidated Financial Statements for further discussion on the Company's derivative instruments. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity

                                                MATURITY DATE
                             ----------------------------------------------------
                                                                                                           FAIR VALUE
                                 2001      2002       2003       2004      2005    THEREAFTER     TOTAL    @ 3/31/01
                             ---------  ---------  ---------  ---------  --------  ----------   ---------  ----------
Fixed Debt:
   14.00% (Maturity) (1).....           $   4,120  $ 100,720                                    $ 104,840  $  104,840
   10.38% (Maturity).........                                                      $  155,000     155,000     105,400
                                        ---------  ---------                       ----------   ---------  ----------
Total Maturity...............           $   4,120  $ 100,720                       $  155,000   $ 259,840  $  210,240
                                        =========   ========                       ==========   =========  ==========
Blended weighted
   average interest rate.....             14.00%      14.00%                            10.38%


   (1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 14 and 15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Words such as "anticipated," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.

                           PART II. OTHER INFORMATION

ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of May 1, 2001, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $12.5 million.

ITEM 5.  OTHER INFORMATION

         The Company reports estimated proven reserves as of April 1, 2001 of
175.2 Bcfe

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:    EXHIBIT
              -------    -------
                10.1     Employment Agreement dated March 22, 2001 with
                         Rick G. Lester.
                10.2     Employment Agreement dated March 22, 2001 with
                         Kenneth R. Sanders.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the first quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CONTOUR ENERGY CO.



Date: May 11, 2001                  By:            /s/ Rick G. Lester
                                         ---------------------------------------
                                                     Rick G. Lester
                                              Executive Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS


              EXHIBIT
              NUMBER:    EXHIBIT
              -------    -------
                10.1     Employment Agreement dated March 22, 2001 with
                         Rick G. Lester.
                10.2     Employment Agreement dated March 22, 2001 with
                         Kenneth R. Sanders.