Form 10-Q
period 2001-06-30
CONTOUR ENERGY CO
filed 2001-08-13
CIK 930529

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


FOR THE QUARTER ENDED JUNE 30, 2001                  COMMISSION FILE NO. 0-25214


                               CONTOUR ENERGY CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                       76-0447267
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


            1001 MCKINNEY ST.
                SUITE 900
             HOUSTON, TEXAS                                       77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


       Registrant's telephone number, including area code: (713) 652-5200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     TITLE OF CLASS                                OUTSTANDING AT JULY 31, 2001
      Common Stock                                          13,210,935




================================================================================

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:
   Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited).............  2

   Consolidated Statements of Operations for the three months and six months ended
     June 30, 2000 and 2001 (unaudited)..........................................................  3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 2000 and 2001 (unaudited)..........................................................  4

   Notes to Consolidated Financial Statements (unaudited)........................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.... 14

PART II.  OTHER INFORMATION...................................................................... 21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   DECEMBER 31,      JUNE 30,
                                                                                       2000            2001
                                                                                   ------------    -----------
                                                                                                   (UNAUDITED)
ASSETS:
   Cash and cash equivalents ....................................................   $  18,431       $  21,924
   Accounts receivable ..........................................................      25,209          25,791
   Accounts receivable - drilling programs ......................................         112              15
   Prepaid expenses and other current assets ....................................         709           9,072
                                                                                    ---------       ---------
     Total current assets .......................................................      44,461          56,802
                                                                                    ---------       ---------
   Oil and gas properties, successful efforts method:
     Unproved properties, net ...................................................      22,229          20,302
     Properties subject to amortization .........................................     416,569         428,762
   Pipelines and other transportation assets, at cost ...........................       1,582           1,582
   Furniture, fixtures and equipment ............................................       3,601           3,606
                                                                                    ---------       ---------
                                                                                      443,981         454,252
   Less:  Accumulated depreciation, depletion and amortization ..................    (307,244)       (318,462)
                                                                                    ---------       ---------
     Total property and equipment, net ..........................................     136,737         135,790
                                                                                    ---------       ---------
   Restricted cash ..............................................................       5,200          13,800
   Other non-current assets, net ................................................       7,288           8,694
                                                                                    ---------       ---------
Total assets ....................................................................   $ 193,686       $ 215,086
                                                                                    =========       =========

LIABILITIES:
   Accounts payable and accrued expenses ........................................   $  24,649       $  26,800
   Accounts payable - drilling programs .........................................          83             285
                                                                                    ---------       ---------
     Total current liabilities ..................................................      24,732          27,085
                                                                                    ---------       ---------
   Long-term debt ...............................................................     256,798         257,393
                                                                                    ---------       ---------
Total liabilities ...............................................................     281,530         284,478
                                                                                    ---------       ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
     2000 and June 30, 2001; 1,365,173 shares issued and outstanding at December
     31, 2000 and June 30, 2001, (liquidation values at December 31, 2000 and
     June 30, 2001 of $45,464 and $47,256, respectively) ........................       2,048           2,048
   Common stock, $.10 par value, 20,000,000 shares authorized at December 31,
     2000 and June 30, 2001; 13,211,449 and 13,210,935 shares issued and
     outstanding at December 31, 2000 and June 30, 2001, respectively ...........       1,321           1,321
   Additional paid-in capital ...................................................     301,513         301,514
   Accumulated deficit ..........................................................    (392,726)       (380,794)
   Accumulated other comprehensive income .......................................          --           6,519
                                                                                    ---------       ---------
Total stockholders' deficit .....................................................     (87,844)        (69,392)
                                                                                    ---------       ---------
Total liabilities and stockholders' deficit .....................................   $ 193,686       $ 215,086
                                                                                    =========       =========

                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------    -------------------------
                                                              2000             2001          2000           2001
                                                           ---------        ----------    ----------     ----------
REVENUES:
   Oil and gas revenues ...............................      $ 17,919       $ 25,814       $ 33,706       $ 56,138
   Interest and other income ..........................           377            374            690            782
   Gain on sale of oil and gas properties .............         3,974              5          7,335              5
   Unrealized gain on derivative instruments ..........            --          3,248             --          4,164
                                                             --------       --------       --------       --------
   Total revenues .....................................        22,270         29,441         41,731         61,089
                                                             --------       --------       --------       --------

EXPENSES:
   Production expenses ................................         3,133          3,596          6,548          6,982
   Exploration expenses ...............................         2,146          3,435          4,467          8,539
   General and administrative expenses ................         1,828          3,092          3,458          5,258
   Interest and other debt expenses ...................         8,548          8,590         17,357         17,160
   Depreciation, depletion and amortization ...........         6,114          5,424         14,137         11,218
                                                             --------       --------       --------       --------
   Total expenses .....................................        21,769         24,137         45,967         49,157
                                                             --------       --------       --------       --------

Income (loss) before income taxes .....................           501          5,304         (4,236)        11,932
Income taxes ..........................................            --             --             --             --
                                                             --------       --------       --------       --------
Net income (loss) .....................................           501          5,304         (4,236)        11,932
   Less: cumulative preferred stock dividends .........          (897)          (896)        (1,792)        (1,792)
                                                             --------       --------       --------       --------
Net (loss) income applicable to common stock ..........      $   (396)      $  4,408       $ (6,028)      $ 10,140
                                                             ========       ========       ========       ========

Basic (loss) income per common share ..................      $   (.03)      $    .33       $   (.46)      $    .77
Diluted (loss) income per common share ................      $   (.03)      $    .33       $   (.46)      $    .76

Basic weighted average common shares outstanding ......        13,211         13,211         13,212         13,211
Diluted weighted average common shares outstanding ....        13,211         13,383         13,212         13,295


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                            2000               2001
                                                                          --------           --------
OPERATING ACTIVITIES:
   Net (loss) income .................................................    $ (4,236)          $ 11,932
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Gain on sale of assets ..........................................      (7,335)                (5)
     Unrealized gain on derivative instruments .......................          --             (4,164)
     Gain on debt redemption .........................................         (46)                --
     Depreciation, depletion and amortization ........................      14,137             11,218
     Exploration expenses ............................................       4,467              8,539
     Accretion and amortization of debt expenses and other expenses...       1,765              1,753
   Changes in operating assets and liabilities:
     Increase in accounts receivable .................................      (4,077)              (485)
     Increase in prepaid expenses and other current assets ...........      (1,835)              (188)
     Decrease (increase) in other non-current assets .................         500                (56)
     (Decrease) increase in accounts payable and accrued expenses.....        (206)             2,353
                                                                          --------           --------
   Net cash provided by operating activities .........................       3,134             30,897
                                                                          --------           --------

INVESTING ACTIVITIES:
   Expenditures for exploration and development activities ...........     (12,074)           (18,809)
   Change in restricted cash .........................................          --             (8,600)
   Proceeds from sale of properties ..................................      23,807                  5
                                                                          --------           --------
   Net cash provided by (used in) investing activities ...............      11,733            (27,404)
                                                                          --------           --------

FINANCING ACTIVITIES:
   Redemption and retirement of subordinated and senior notes .......       (8,650)                --
   Other ............................................................           (5)                --
                                                                          --------           --------
   Net cash used in financing activities ............................       (8,655)                --
                                                                          --------           --------
Increase in cash and cash equivalents ...............................        6,212              3,493
Cash and cash equivalents, beginning of period ......................       10,370             18,431
                                                                          --------           --------
Cash and cash equivalents, end of period ............................     $ 16,582           $ 21,924
                                                                          ========           ========


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

NOTE 2 - SALE OF PROPERTIES

         In March 2000, the Company sold a portion of a volumetric overriding royalty interest (the "VORI") for net proceeds of $19.8 million. Since the portion of the VORI sold (approximately 16.5 Bcf) represents production commencing April 1, 2003, the sale of the VORI will not impact the Company's operating cash flows until 2003. In the first quarter of 2000, the Company recognized a gain of approximately $3.4 million related to this transaction. In the second quarter of 2000, the Company sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

NOTE 3 - HEDGING ACTIVITIES

         In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a floor and a ceiling. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. During the second quarter of 2000, the Company's hedging activities also covered the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

         The Company accounts for its derivative instruments in accordance with Statement of Financial Standards No. 133, "Accounting for Derivative and Hedging Activities ("SFAS 133") effective January 1, 2001. The Company has designated its crude oil and natural gas derivative instruments as cash flow hedges, as defined. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future, such as those entered into in May 2001. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through Other Comprehensive Income ("OCI") with the change in the extrinsic value (time and market volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

          Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $(27.8) million, which was recorded as an adjustment of the Company's stockholders' deficit. Included in the transition adjustment was $(5.7) million relating to the value associated with market volatility and time ("extrinsic value") until expiration of the Company's cost less collar derivative instruments. Of the $(5.7) million, $(4.3) million was associated with the Company's July through December 2001 collars. SFAS 133 requires that changes in the extrinsic value be recognized in the earnings of the Company as such changes in value occur. For the quarter and six months ended June 30, 2001, the Company recognized unrealized gains of $3.2 million and $4.2 million, respectively, for the changes in extrinsic value. The $4.2 million unrealized gains for the six months ended June 30, 2001, is comprised of $4.4 million of unrealized gains on derivative contracts that will settle in the second half of 2001 and $(0.2) million of unrealized losses associated with derivative contracts that will settle during 2002. In accordance with SFAS 133, unrealized gains or losses are reversed as the contracts are settled. This will result in the recognition of $4.4 million in unrealized losses during the second half of 2001.

         As of June 30, 2001, the fair value of the Company's derivative instruments was $10.7 million, of which $3.7 million relates to contracts that will expire during 2001 and $7.0 million relating to contracts that will expire in 2002. During the next twelve months, the Company will settle derivative contracts with a fair value at June 30, 2001 of $8.2 million.

         During the quarter and the six months ended June 30, 2001, hedging activities decreased oil and gas revenues by $0.4 million and $9.3 million, respectively. Additionally, in the second quarter 2001, the Company recorded a $13.2 million valuation adjustment to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $6.2 million relates to the $(27.8) million transition adjustment recorded on January 1, 2001. Hedging activities decreased oil and gas revenues by approximately $2.3 million and $2.4 million for the three months and six months ended June 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted.

         Through natural gas price swap agreements, the Company hedged 30,000 Mmbtu per day of its natural gas production for the three months ended June 30, 2000 at an average NYMEX quoted price of $2.60 per Mmbtu, before transaction and transportation costs. Through natural gas collars, the Company hedged 45,000 Mmbtu per day of its natural gas production for the three months ended June 30, 2001 at an average floor of $3.77 per Mmbtu and an average ceiling of $5.11 per Mmbtu, before transaction and transportation costs. As of June 30, 2001, the Company has three collars in place totaling 8,280,000 Mmbtus, or 45,000 Mmbtu per day, of natural gas production for July through December 2001. The first collar is for 15,000 Mmbtu per day at a floor of $4.00 per Mmbtu and a ceiling of $5.33 per Mmbtu. The second collar is for 15,000 Mmbtu per day at a floor of $3.75 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.09 per Mmbtu, the Company receives the Index Price plus $0.66 per Mmbtu. The third collar is for 15,000 Mmbtu per day at a floor of $3.55 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.00 per Mmbtu, the Company receives the Index Price plus $0.55 per Mmbtu. On May 10, 2001, the Company entered into a natural gas commodity swap transaction to sell 20,000 Mmbtus per day for July through December 2002 at a fixed price of $4.30 per Mmbtu. As of June 30, 2001, the Company has hedged 20,000 Mmbtu per day of its natural gas production for calendar year 2002 via two price swaps agreements at an average price of $4.58 per Mmbtu.

          Through crude oil price swap agreements, the Company hedged 835 barrels per day of its crude oil production for the three months ended June 30, 2000 at an average NYMEX quoted price of $27.65 per bbl, before transaction and transportation costs. Through crude oil collars, the Company hedged 500 barrels per day of its crude oil production for the three months ended June 30, 2001 at a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel, before transaction and transportation costs. As of June 30, 2001, 92,000 barrels, or 500 barrels per day, of the Company's crude oil production for July through December 2001 have been hedged by a crude oil collar agreement with a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel. However, if the Index Price falls below $22.00 per barrel the Company receives the Index Price plus $3.24 per barrel.

         The Company is required to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. The Company has posted $8.0 million in the form of a letter of credit as collateral required by its counter-party through December 2002 supported by restricted cash in the same amount. Accordingly, $8.0 million was reclassified to restricted cash in the second quarter 2001.

NOTE 4 - PREFERRED STOCK


         The Company has not declared quarterly dividends of $0.65625 per preferred share for February 1, 1998 through August 1, 2001, aggregating approximately $13.4 million. Further dividends on the preferred stock are restricted under the Company's indentures governing its 103/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on preferred stock arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

NOTE 5 - EARNINGS PER SHARE

         The basic (loss) income per common share as shown on the Consolidated Statements of Operations reflects net income (loss) less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted (loss) income per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. The following table sets forth the components of the Company's basic and diluted earnings per share calculations:


                                                                                 Weighted
                                                                                  Average
                                                                               Common Shares      Per Share
                                                        Net Income (Loss)       Outstanding         Amount
                                                        -----------------      -------------     ------------
                                                          ($/thousands)         (thousands)      (in dollars)
   Three Months Ended June 30, 2001
       Basic                                                    4,408              13,211                 .33
       Effect of dilutive stock options                            --                 172                  --
                                                             --------            --------             -------
       Diluted                                                  4,408              13,383                 .33
                                                             ========            ========             =======
   Three Months Ended June 30, 2000
       Basic and diluted                                         (396)             13,211                (.03)
                                                             ========            ========             =======
   Six Months Ended June 30, 2001
       Basic                                                   10,140              13,211                 .77
       Effect of dilutive stock options                            --                  84                (.01)
                                                             --------            --------             -------
       Diluted                                                 10,140              13,295                 .76
                                                             ========            ========             =======
   Six Months Ended June 30, 2000
       Basic and diluted                                       (6,028)             13,212                (.46)
                                                             ========            ========             =======


NOTE 6 - OTHER COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standard No. 130. The Company's comprehensive income
(loss) for the three-month and six-month periods ended June 30, 2000 was $0.5 million and $(4.2) million, respectively, the same as reported net income
(loss). The Company's comprehensive income for the three-month and six-month periods ended June 30, 2001 was $18.5 million and $18.4 million, respectively, including other comprehensive income gains of $13.2 million and $6.5 million, respectively, for valuation changes in the Company's derivative instruments.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified $0.5 million and $1.1 million, respectively, of transportation and compression expenses in the three-month and six-month periods ending June 30, 2000 from oil and gas revenues to production expenses.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements. However, the Company expects no impact on its financial statements from the adoption of these standards.

NOTE 8 - STOCK OPTION AND STOCK AWARD PLAN

         On March 22, 2001, the Company's board of directors adopted the Contour Energy Co. 2001 Stock Option and Stock Award Plan (the "2001 Plan"), which was approved by the Company's stockholders at its Annual Meeting of Stockholders on May 31, 2001. As of June 30, 2001, stock options covering 760,000 shares of common stock have been granted and an additional 340,000 shares were available for options under the 2001 Plan.

NOTE 9 - GUARANTOR FINANCIAL STATEMENTS

         Kelley Oil Corporation, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 2000 and June 30, 2001, consolidating condensed statements of operations for the three months and six months ended June 30, 2000 and 2001 and consolidating condensed statements of cash flows for the six months ended June 30, 2000 and 2001.

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


                      CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                      COMBINED                         COMBINED
                                                     GUARANTOR                       NON-GUARANTOR
                                          PARENT    SUBSIDIARIES       CONCORDE      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                        ---------   ------------    -------------    -------------   ------------     ------------
ASSETS:
   Current assets ....................  $ 293,925     $ 106,318        $  10,944       $     424       $(367,150)       $  44,461
   Property and equipment, net .......         --       130,291               --           5,823             623          136,737
   Restricted cash ...................         --         5,200               --              --              --            5,200
   Other non-current assets, net .....   (118,547)       10,221               --              --         115,614            7,288
                                        ---------     ---------        ---------       ---------       ---------        ---------
     Total assets ....................  $ 175,378     $ 252,030        $  10,944       $   6,247       $(250,913)       $ 193,686
                                        =========     =========        =========       =========       =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...............  $   6,424     $ 378,462        $   5,824       $   1,172       $(367,150)       $  24,732
   Long-term debt ....................    256,798            --               --              --              --          256,798
   Stockholders' (deficit) equity ....    (87,844)     (126,432)           5,120           5,075         116,237          (87,844)
                                        ---------     ---------        ---------       ---------       ---------        ---------
     Total liabilities and
    stockholders' equity (deficit) ...  $ 175,378     $ 252,030        $  10,944       $   6,247       $(250,913)       $ 193,686
                                        =========     =========        =========       =========       =========        =========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                  JUNE 30, 2001
                                 (IN THOUSANDS)

                                                       COMBINED                     COMBINED
                                                      GUARANTOR                   NON-GUARANTOR
                                           PARENT    SUBSIDIARIES    CONCORDE    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ---------   ------------  -----------    -------------  ------------   ------------
ASSETS:
   Current assets ....................   $ 278,452     $  90,526     $   7,916    $   1,367      $(321,459)      $  56,802
   Property and equipment, net .......          --       128,985            --        5,342          1,463         135,790
   Restricted cash ...................          --        13,800            --           --             --          13,800
   Other non-current assets, net .....     (83,778)       14,137            --           --         78,335           8,694
                                         ---------     ---------     ---------    ---------      ---------       ---------
     Total assets ....................   $ 194,674     $ 247,448     $   7,916    $   6,709      $(241,661)      $ 215,086
                                         =========     =========     =========    =========      =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ...............   $   6,673     $ 338,793     $   2,020    $   1,058      $(321,459)      $  27,085
   Long-term debt ....................     257,393            --            --           --             --         257,393
   Stockholders' (deficit) equity ....     (69,392)      (91,345)        5,896        5,651         79,798         (69,392)
                                         ---------     ---------     ---------    ---------      ---------       ---------
     Total liabilities and
       stockholders' equity (deficit).   $ 194,674     $ 247,448     $   7,916    $   6,709      $(241,661)      $ 215,086
                                         =========     =========     =========    =========      =========       =========





                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                   COMBINED                       COMBINED
                                                  GUARANTOR                     NON-GUARANTOR
                                     PARENT      SUBSIDIARIES      CONCORDE     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------     ------------     ---------     -------------   ------------   ------------
Revenues .........................  $     --       $ 20,837       $    682       $    752       $     (1)        $ 22,270
Costs and expenses ...............    (8,686)       (12,991)          (210)          (539)           657          (21,769)
Equity in earnings (loss) of
  subsidiaries....................     9,187            685             --             --         (9,872)              --
                                    --------       --------       --------       --------       --------         --------
     Net income (loss) ...........  $    501       $  8,531       $    472       $    213       $ (9,216)        $    501
                                    ========       ========       ========       ========       ========         ========



                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                   COMBINED                       COMBINED
                                                  GUARANTOR                     NON-GUARANTOR
                                     PARENT      SUBSIDIARIES      CONCORDE     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------     ------------     ---------     -------------  ------------   ------------
Revenues .......................... $     --       $ 28,387       $    340       $    714       $     --        $ 29,441
Costs and expenses ................   (8,746)       (14,572)          (128)          (702)            11         (24,137)
Equity in earnings (loss) of
  subsidiaries.....................   14,050            224             --             --        (14,274)             --
                                    --------       --------       --------       --------       --------        --------
    Net income (loss) ............. $  5,304       $ 14,039       $    212       $     12       $(14,263)       $  5,304
                                    ========       ========       ========       ========       ========        ========

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                      COMBINED                       COMBINED
                                                     GUARANTOR                     NON-GUARANTOR
                                        PARENT      SUBSIDIARIES      CONCORDE     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                       --------     ------------      --------     -------------    ------------    ------------
Revenues ..........................    $     --       $ 38,266        $ 1,337       $  1,550         $    578        $ 41,731
Costs and expenses ................     (17,636)       (27,977)          (445)        (1,096)           1,187         (45,967)
Equity in earnings (loss) of
  subsidiaries ....................      13,400          1,346             --             --          (14,746)             --
                                       --------       --------        -------       --------         --------        --------
    Net (loss) income .............    $ (4,236)      $ 11,635        $   892       $    454         $(12,981)       $ (4,236)
                                       ========       ========        =======       ========         ========        ========



                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                         COMBINED                       COMBINED
                                                        GUARANTOR                     NON-GUARANTOR
                                           PARENT      SUBSIDIARIES      CONCORDE     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                          --------     ------------      --------     -------------    ------------   ------------
Revenues .............................    $     --       $ 57,920        $ 1,069       $  2,100         $     --       $ 61,089
Costs and expenses ...................     (17,476)       (31,132)          (293)        (1,095)             839        (49,157)
Equity in earnings (loss) of
  subsidiaries .......................      29,408          1,781             --             --          (31,189)            --
                                          --------       --------        -------       --------         --------       --------
    Net income (loss) ................    $ 11,932       $ 28,569        $   776       $  1,005         $(30,350)      $ 11,932
                                          ========       ========        =======       ========         ========       ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                           COMBINED                        COMBINED
                                                           GUARANTOR                    NON-GUARANTOR
                                             PARENT      SUBSIDIARIES      CONCORDE      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------     ------------      --------     -------------    ------------   ------------
OPERATING ACTIVITIES:
   Net (loss) income ..................... $ (4,236)      $ 11,634         $    892       $    454        $(12,980)      $ (4,236)
   Non-cash (loss) income adjustments ....  (11,681)        11,284               --            405          12,980         12,988
   Changes in operating assets
     and liabilities .....................   24,572        (29,141)            (892)          (157)             --         (5,618)
                                           --------       --------         --------       --------        --------       --------
Net cash provided by (used in)
   operating activities ..................    8,655         (6,223)              --            702              --          3,134
                                           --------       --------         --------       --------        --------       --------

INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities ..............       --        (12,173)              --             99              --        (12,074)
   Proceeds from the sale of properties...       --         23,807               --             --              --         23,807
   Distributions from partnerships .......       --            801               --             --            (801)            --
                                           --------       --------         --------       --------        --------       --------
Net cash provided by (used in) investing
   activities ...........................        --         12,435               --             99            (801)        11,733
                                           --------       --------         --------       --------        --------       --------

FINANCING ACTIVITIES:
   Redemption and retirement on
     subordinated debentures ............    (8,650)            --               --             --              --         (8,650)
   Distributions to partners ............        --             --               --           (801)            801             --
   Other ................................        (5)            --               --             --              --             (5)
                                           --------       --------         --------       --------        --------       --------
Net cash (used in) provided by financing
   activities ...........................    (8,655)            --               --           (801)            801         (8,655)
                                           --------       --------         --------       --------        --------       --------
Increase in cash and cash
   equivalents ..........................        --          6,212               --             --              --          6,212
Cash and cash equivalents,
   beginning of period ..................        12         10,358               --             --              --         10,370
                                           --------       --------         --------       --------        --------       --------
Cash and cash equivalents,
     end of period ......................  $     12       $ 16,570         $     --       $     --        $     --       $ 16,582
                                           ========       ========         ========       ========        ========       ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                          COMBINED                       COMBINED
                                                         GUARANTOR                     NON-GUARANTOR
                                            PARENT      SUBSIDIARIES      CONCORDE     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------     ------------     ---------     -------------  ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) ....................  $ 11,932       $ 28,569       $    776         $  1,005       $(30,350)      $ 11,932
   Non-cash income (loss) adjustments ...   (27,655)        14,118             --              528         30,350         17,341
   Changes in operating assets
     and liabilities ....................    15,723        (12,265)          (776)          (1,058)            --          1,624
                                           --------       --------       --------         --------       --------       --------
Net cash provided by operating
    activities ..........................        --         30,422             --              475             --         30,897
                                           --------       --------       --------         --------       --------       --------

INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities .............        --        (18,763)            --              (46)            --        (18,809)
   Change in restricted cash ............        --         (8,600)            --               --             --         (8,600)
   Proceeds from sale of properties .....        --              5             --               --             --              5
   Distributions from partnerships ......        --            429             --               --           (429)            --
                                           --------       --------       --------         --------       --------       --------
Net cash used in investing activities ...        --        (26,929)            --              (46)          (429)       (27,404)
                                           --------       --------       --------         --------       --------       --------

FINANCING ACTIVITIES:
   Distributions to partners ............        --             --             --             (429)           429             --
                                           --------       --------       --------         --------       --------       --------
   Net cash (used in) provided by
     financing activities ...............        --             --             --             (429)           429             --
                                           --------       --------       --------         --------       --------       --------
Increase in cash and
   cash equivalents .....................        --          3,493             --               --             --          3,493
Cash and cash equivalents,
   beginning of period ..................        --         18,431             --               --             --         18,431
                                           --------       --------       --------         --------       --------       --------
Cash and cash equivalents,
   end of period ........................  $     --       $ 21,924       $     --         $     --       $     --       $ 21,924
                                           ========       ========       ========         ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Hedging Activities. In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a floor and a ceiling. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. During the second quarter of 2000, the Company's hedging activities also covered the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

         The Company accounts for its derivative instruments in accordance with Statement of Financial Standards No. 133, "Accounting for Derivative and Hedging Activities ("SFAS 133") effective January 1, 2001. The Company has designated its crude oil and natural gas derivative instruments as cash flow hedges, as defined. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future, such as those entered into in May 2001. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through Other Comprehensive Income ("OCI") with the change in the extrinsic value (time and market volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

          Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $(27.8) million, which was recorded as an adjustment of the Company's stockholders' equity. Included in the transition adjustment was $(5.7) million relating to the value associated with market volatility and time ("extrinsic value") until expiration of the Company's costless collar derivative instruments. Of the $(5.7) million, $(4.3) million was associated with the Company's July through December 2001 collars. SFAS 133 requires that changes in the extrinsic value be recognized in the earnings of the Company as such changes in value occur. For the quarter and six months ended June 30, 2001, the Company recognized unrealized gains of $3.2 million and $4.2 million, respectively, for the changes in extrinsic value. The $4.2 million unrealized gains for the six months ended June 30, 2001, is comprised of $4.4 million of unrealized gains on derivative contracts that will settle in the second half of 2001 and $(0.2) million of unrealized losses associated with derivative contracts that will settle during 2002. In accordance with SFAS 133, unrealized gains or losses are reversed as the contracts are settled. This will result in the recognition of $4.4 million in unrealized losses during the second half of 2001.

         As of June 30, 2001, the fair value of the Company's derivative instruments was $10.7 million, of which $3.7 million relates to contracts that will expire during 2001 and $7.0 million relating to contracts that will expire in 2002. During the next twelve months, the Company will settle derivative contracts with a fair value at June 30, 2001 of $8.2 million.

         During the quarter and the six months ended June 30, 2001, hedging activities decreased oil and gas revenues by $0.4 million and $9.3 million, respectively, and unrealized gains on derivative contracts of $3.2 million and $4.2 million, respectively, were reported on the Company's Consolidated Statements of Operations. Additionally, in the second quarter 2001, the Company recorded a $13.2 million valuation adjustment to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $6.2 million relates to the $(27.8) million transition adjustment recorded on January 1, 2001. Hedging activities decreased oil and gas revenues by approximately $2.3 million and $2.4 million for the three months and six months ended June 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted.

         Through natural gas price swap agreements, the Company hedged 30,000 Mmbtu per day of its natural gas production for the three months ended June 30, 2000 at an average NYMEX quoted price of $2.60 per Mmbtu, before transaction and transportation costs. Through natural gas collars, the Company hedged 45,000 Mmbtu per day of its natural gas production for the three months ended June 30, 2001 at an average floor of $3.77 per Mmbtu and an average ceiling of $5.11 per Mmbtu, before transaction and transportation costs. As of June 30, 2001, the Company has three collars in place totaling 8,280,000 Mmbtus, or 45,000 Mmbtu per day, of natural gas production for July through December 2001. The first collar is for 15,000 Mmbtu per day at a floor of $4.00 per Mmbtu and a ceiling of $5.33 per Mmbtu. The second collar is for 15,000 Mmbtu per day at a floor of $3.75 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.09 per Mmbtu, the Company receives the Index Price plus $0.66 per Mmbtu. The third collar is for 15,000 Mmbtu per day at a floor of $3.55 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.00 per Mmbtu, the Company receives the Index Price plus $0.55 per Mmbtu. On May 10, 2001, the Company entered into a natural gas commodity swap transaction to sell 20,000 Mmbtus per day for July through December 2002 at a fixed price of $4.30 per Mmbtu. As of June 30, 2001, the Company has hedged 20,000 Mmbtu per day of its natural gas production for calendar year 2002 via two price swaps agreements at an average price of $4.58 per Mmbtu.

          Through crude oil price swap agreements, the Company hedged 835 barrels per day of its crude oil production for the three months ended June 30, 2000 at an average NYMEX quoted price of $27.65 per bbl, before transaction and transportation costs. Through crude oil collars, the Company hedged 500 barrels per day of its crude oil production for the three months ended June 30, 2001 at a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel, before transaction and transportation costs. As of June 30, 2001, 92,000 barrels, or 500 barrels per day, of the Company's crude oil production for July through December 2001 have been hedged by a crude oil collar agreement with a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel. However, if the Index Price falls below $22.00 per barrel the Company receives the Index Price plus $3.24 per barrel.

         The Company is required to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. The Company has posted $8.0 million in the form of a letter of credit as collateral required by its counter-party through December 2002 supported by restricted cash in the same amount. Accordingly, $8.0 million was reclassified to restricted cash in the second quarter 2001. The Company is exposed to credit risk from counterparty nonperformance on natural gas forward sales contracts and derivative financial instruments. The Company has not experienced counterparty nonperformance on these agreements and does not anticipate any in future periods.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.



                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                     ---------------------     ---------------------
                                                                       2000         2001         2000         2001
                                                                     --------     --------     --------     --------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls)......................      103.6         81.4        215.9        172.5
   Natural gas (Mmcf).............................................      4,623        4,966        9,431        9,933
   Natural gas equivalent (Mmcfe).................................      5,245        5,455       10,726       10,968
AVERAGE SALES PRICE PER UNIT (INCLUDING EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl)....................   $  28.61     $  25.55     $  26.05     $  25.58
   Natural gas (per Mcf)..........................................       3.13         4.75         2.87         5.19
   Natural gas equivalent (per Mcfe)..............................       3.32         4.71         3.05         5.10
COST PER MCFE:
   Lifting costs..................................................   $    .42     $    .44     $    .44     $    .43
   Transportation and compression expenses........................        .10          .11          .10          .11
   Severance and ad valorem taxes.................................        .08          .11          .08          .10
   General and administrative expenses............................        .35          .57          .32          .48
   Depreciation, depletion and amortization (oil and
     gas activities)..............................................       1.14          .99         1.29         1.02
   Interest expense, excluding accretion and amortization.........       1.47         1.41         1.45         1.40

         Three Months Ended June 30, 2001 and 2000. The Company's oil and gas revenues increased 44% to $25.8 million for the second quarter of 2001 compared to $17.9 million in the same period of 2000, primarily the result of increased natural gas prices (52%) and increased natural gas production (7%), partially offset by decreased crude oil production (21%) and crude oil prices (11%). The increase in natural gas production is attributable to higher entitlements received from the Company's volumetric overriding royalty interest ("VORI") beginning January 1, 2001, that was mostly offset by natural declines in other producing areas. Lower crude oil production was primarily due to normal declines in the Company's producing areas. The second quarter of 2000 includes a gain of $4.0 million related to the sale of mostly non-producing interests in the East Cameron offshore area.

         Interest and other income in the second quarter of 2001 was $0.4 million, the same as reported in the second quarter of 2000.

         Revenues in the second quarter 2001 included a $3.2 million unrealized gain relating to the Company's derivative instruments. This represents the change in the extrinsic value (time and market volatility) of the Company's derivative contracts during the second quarter 2001 in accordance with SFAS 133. The transition portion of this amount is $3.4 million and will be reversed in the second half of 2001.

         Production expenses for the second quarter of 2001 increased by 15% to $3.6 million from $3.1 million in the same period last year, resulting primarily from higher insurance costs and higher severance taxes due to increased production and tax rates in Louisiana.

         Exploration expenses totaled $3.4 million in the second quarter of 2001 and $2.1 million in the corresponding period of 2000, an increase of 60%. This increase was primarily due to higher dry hole expense, seismic and G&G expense, and allocated overhead costs.

         General and administrative ("G&A") expenses of $3.1 million in the second quarter of 2001 increased 69% compared to $1.8 million in the corresponding period last year. This increase was primarily due to expense under the Company's Unit Performance Plan, costs associated with the Company's office move, severance payments associated with staff reorganization and a legal settlement, partially offset by a higher allocation to exploration expense. On a unit of production basis, general and administrative expenses were $0.57 per Mcfe in the second quarter of 2001 compared to $0.35 per Mcfe in the corresponding quarter of 2000. Excluding charges in the second quarter of 2001 for expense under the Company's Unit Performance Plan, severance costs, a legal settlement, and cost of the office move, G&A expenses were $0.32 per Mcfe.

         Interest and other debt expenses of $8.6 million in the current quarter represents a small increase over the $8.5 million in the same period of 2000.

         Depreciation, depletion and amortization ("DD&A") expenses decreased 11% from $6.1 million in the second quarter of 2000 to $5.4 million in the current period, primarily as a result of a decrease in the units-of-production DD&A rate for oil and gas activities from $1.14 per Mcfe in the second quarter of 2000 to $0.99 per Mcfe in the current period. The impact of the lower unit-of-production DD&A rate was offset slightly by increased equivalent production for the current quarter.

         The Company recognized net income of $5.3 million in the second quarter of 2001 and net income of $0.5 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         Six Months Ended June 30, 2001 and 2000. The Company's oil and gas revenues of $56.1 million for the first six months of 2001 increased 67% compared to $33.7 million in the same period of 2000, primarily the result of increased natural gas prices (81%) and natural gas production (5%), partially offset by lower crude oil production (20%) and crude oil prices (2%). The increase in natural gas production is attributable to higher entitlements received from the Company's VORI beginning January 1, 2001, that was mostly offset by natural declines in other producing areas. Lower crude oil production was primarily due to normal declines in the Company's producing areas. The first six months of 2000 includes a gain of $3.4 million on the sale of a portion of the Company's VORI, and a $4.0 million gain on the sale of mostly non-producing interests in the East Cameron offshore area.

         Interest and other income increased slightly from $0.7 million in the first half of 2000 to $0.8 million in the first half of 2001 due to higher average cash balances in the current period.

         Revenues for the first six months of 2001 included a $4.2 million unrealized gain relating to the Company's derivative instruments. This represents the change in the extrinsic value (time and market volatility) of the Company's derivative contracts during the first half of 2001. In accordance with SFAS 133, the transition portion of these unrealized gains will be reversed as the contracts are settled, resulting in recognizing $4.4 million in unrealized losses in the second half of 2001.

         Production expenses for the first six months of 2001 increased by 7% to $7.0 million from $6.5 million in the same period last year, resulting primarily from higher lifting costs, insurance costs, transportation and compression expenses and severance taxes due to higher production and tax rates in Louisiana. These increases were partially offset by lower workover expense. Lifting costs per Mcfe for the first six months of 2001 was $0.43 compared to $0.44 for the same period in 2000.

         Exploration expenses totaled $8.5 million in the first half of 2001 and $4.5 million in the corresponding period of 2000, an increase of 91%. This increase was primarily due to higher dry hole expense, seismic and G&G expense, and allocated overhead costs, partially offset by lower delay rentals and unproved property abandonment expense.

         G&A expense increased by 52% to $5.3 million in the first six months of 2001 compared to $3.5 million in the corresponding period last year. The first six months of 2001 includes an $0.8 million charge for severance related to the retirement of the Company's CEO. Additionally, the first half of 2001 includes an $0.8 million charge relating to the Company's Unit Performance Plan and charges for severance costs related to staff reorganization, a legal settlement and the Company's office move, partially offset by a higher allocation to exploration expense. On a unit of production basis, G&A expenses were $0.48 per Mcfe in the first half of 2001 compared to $0.32 per Mcfe in the corresponding period of 2000. Excluding charges in the first six months of 2001 for expense under the Company's Unit Performance Plan, severance costs, a legal settlement, and cost of the office move, G&A expenses were $0.28 per Mcfe.

         Interest and other debt expenses of $17.2 million in the first half of 2001 decreased from $17.4 million in the same period of 2000. The decrease in interest and other debt expenses resulted primarily from the retirement and redemption of the Company's 8 1/2% subordinated debentures in 2000.

         DD&A expenses decreased 21% from $14.1 million in the first six months of 2000 to $11.2 million in the current period, primarily the result of a lower unit-of-production rate in the first half of 2001, partially offset by higher equivalent production volumes. The units-of-production DD&A rate for oil and gas activities was $1.29 per Mcfe in the first six months of 2000, including a $1.3 million DD&A charge related to the Bayou Sauveur field (Bourg wells). Excluding the impact of the Bayou Sauveur field, the DD&A rate for the first six months of 2000 was $1.18 per Mcfe compared to $1.02 for the first six months of 2001.

         The Company recognized net income of $11.9 million in the first six months of 2001 and a net loss of $4.2 million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the first six months of 2001 aggregated $30.9 million. Funds used in investing activities were comprised of $18.8 million for exploration and development activities and an $8.6 million increase in restricted cash. The change in the restricted cash was comprised of $8.0 million relating to collateral requirements for the Company's derivative instruments and $0.6 million relating to the Company's plugging and abandonment escrow account. As result of these activities, cash and cash equivalents increased from $18.4 million at December 31, 2000 to $21.9 million as of June 30, 2001. As of June 30, 2001, the Company had working capital of $29.7 million, compared to working capital of $19.7 million at the end of 2000. On April 16, 2001, the Company paid $15.4 million in interest due on its 14% Senior Secured Notes and its 10 3/8% Senior Subordinated Notes (collectively, the "Notes").

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

         The Company continued to receive the benefit of strong commodity prices in the second quarter 2001 that has improved the Company's cash flows and allowed expansion of our capital expenditure program. However, the commodity markets are volatile and there is no certainty that current oil and natural gas prices can be sustained at these levels, as recent declines have shown. To help ensure a base level of cash flow, the Company periodically enters into hedge contracts. On May 10, 2001, the Company entered into a natural gas commodity swap transaction to sell 20,000 Mmbtus per day for July through December 2002 at a fixed price of $4.30 per Mmbtu. The Company's hedging activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and in Note 3 in Notes to Consolidated Financial Statements contained elsewhere in this Report.

         The Company had $259.8 million principal amount of debt outstanding as of June 30, 2001 ($257.4 million recorded on the balance sheet), requiring $30.8 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $47.3 million at June 30, 2001, including dividend arrearages of $13.1 million. The Company has not declared the quarterly dividends of $0.65625 per preferred share for February 1, 1998 through August 1, 2001, aggregating approximately $13.4 million. Further dividends are restricted under the Company's indentures governing its Notes. No interest is payable on Preferred Stock arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

         Capital Commitments. The Company's 2001 capital expenditure budget provides for $34.5 million to be expended on development and exploratory activities primarily in Louisiana, south Texas and the shallow waters of the Gulf of Mexico. An additional $5.4 million is budgeted for delay rentals and overhead. As with the Company's other obligations discussed above, funding for this level of capital expenditures will be provided by cash on hand and cash flow from operations which is dependent on a number of variables, including commodity prices, production levels and operating costs. In the first six months of 2001, the Company's capital expenditures totaled $16.2 million, including $7.4 million for development drilling and recompletions and $7.0 million for exploration drilling. An additional $2.6 million was expended in the first six months of 2001 for delay rentals and overhead. In the second quarter 2001, the Company participated in the drilling of 10 gross (2.8 net) wells, of which 6 gross (1.5 net) were found to be productive.

         Restricted Cash. At June 30, 2001, the Company had a restricted cash balance of $13.8 million. Of this amount, $5.8 million relates to an established escrow account to meet future plugging and abandonment liabilities. The Company is required to fund this account in the amount of $100,000 a month until the balance reaches $7.5 million. The Company is required to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. The Company has posted $8.0 million in the form of a letter of credit as collateral required by its counter-party supported by restricted cash in the same amount.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified $0.5 million and $1.1 million, respectively, of transportation and compression expenses in the three-month and six-month periods ending June 30, 2000 from oil and gas revenues to production expenses.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements. However, the Company expects no impact on its financial statements from the adoption of these standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company currently has no outstanding floating rate debt and therefore its earnings and cash flows are not subject to interest rate risk. However, the fair values of the Company's fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The Company is also exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities and Note 3 to the Consolidated Financial Statements for further discussion on the Company's derivative instruments. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity.


                                             MATURITY DATE
                           --------------------------------------------------
                                                                                                         FAIR VALUE
                             2001      2002       2003       2004      2005    THEREAFTER     TOTAL      @ 6/30/01
                           --------  --------   --------   --------  --------  -----------  --------     ----------
Fixed Debt:
   14.00% (Maturity)(1)...            $4,120    $100,720                                    $104,840       $103,750
   10.38% (Maturity)......                                                        $155,000   155,000        106,950
                                      ------    --------                          --------  --------       --------
Total Maturity ...........            $4,120    $100,720                          $155,000  $259,840       $210,700
                                      ======    ========                          ========  ========       ========
Blended weighted
   average interest rate..             14.00%      14.00%                           10.38%

(1) The 14% notes mature in 2002 and 2003 at premiums ranging from 103% to 105% of the stated principal amount.

Forward-looking Statements

         Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 14 to 16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Words such as "anticipates," "believes," "expects, "estimates," "projects" and similar expressions are "intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company's Form 10-K mentioned above.


                           PART II. OTHER INFORMATION

ITEM 3. ARREARAGES IN PAYMENT OF DIVIDENDS

         As of August 1, 2001, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock ("Preferred Stock") were $13.4 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As of the close of business on April 16, 2001, the record date for the Annual Meeting of Stockholders of the Company held on May 31, 2001 (the "Meeting"), there were issued and outstanding (i) 13,210,935 shares of common stock, $.10 par value, of the Company (the "Common Stock"), and (ii) 1,365,173 shares of $2.625 convertible exchangeable preferred stock, $1.50 par value, of the Company (the "Preferred Stock"). The meeting included the election of seven directors and approval of the Contour Energy Co. 2001 Stock Option and Stock Award Plan to be voted on by holders of Common Stock and Preferred Stock voting together as a single class, with each share entitled to one vote, plus the election of two additional directors to be voted on only by holders of Preferred Stock voting as a single class with each share entitled to one vote.

         There were represented at the Meeting the holders of 12,533,247 shares of Common Stock and 968,435 shares of Preferred Stock, of which 12,390,449 shares of Common Stock and 968,435 shares of Preferred Stock were represented by valid proxies, and the balance were present at the Meeting voting by ballot. All of the incumbent directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below:


                                                             VOTES FOR       VOTES WITHHELD
                                                             ---------       --------------
John J. Conklin, Jr......................................   13,046,198           455,484
Ralph P. Davidson........................................   13,046,293           455,389
Adam P. Godfrey..........................................   13,045,986           455,696
Rick G. Lester..........................................    13,043,794           457,888
Edward Park..............................................   13,045,883           455,799
Kenneth R. Sanders.......................................   13,048,320           453,362
Ward W. Woods............................................   13,042,554           459,128

     The Contour Energy Co. 2001 Stock Option and Stock Award Plan received approval of the stockholders with 8,929,430 tabulated votes cast for this proposal, 542,091 votes cast against this proposal and 359,864 votes abstained.

     The nominees for the two additional director positions voted on by Preferred Stockholders only and the tabulated votes cast for each nominee are set forth below:

                                                                                    VOTES FOR
                                                                                    ---------
Lee Balter......................................................................      77,644
Thomas M. Garasic...............................................................      70,249
Seth W. Hamot...................................................................     464,041
Robert D. Kincaid...............................................................     431,772


     Mr. Seth W. Hamot and Mr. Robert D. Kincaid received the most votes of the nominees and hence were re-elected to the two preferred stockholder board positions.

ITEM 5. OTHER INFORMATION

     The Company reports estimated proven reserves as of July 1, 2001 of 170.8 Bcfe


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         EXHIBIT
         NUMBER:      EXHIBIT
         -------      --------
           10.1       Contour Energy Co. 2001 Stock Option and Stock Award Plan.

     (b) Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CONTOUR ENERGY CO.



Date: August 13, 2001               By:             /s/Rick G. Lester
                                         --------------------------------------
                                                     Rick G. Lester
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER       EXHIBIT
         -------      --------
           10.1       Contour Energy Co. 2001 Stock Option and Stock Award Plan.