Form 10-Q
period 2001-09-30
CONTOUR ENERGY CO
filed 2001-11-14
CIK 930529

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2001             COMMISSION FILE NO. 0-25214


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


       Registrant's telephone number, including area code: (713) 652-5200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                   ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 TITLE OF CLASS           OUTSTANDING AT OCTOBER 31, 2001
                  Common Stock                      13,210,935


--------------------------------------------------------------------------------
================================================================================

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
   Item 1. Financial Statements:
   Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited)...................   2

   Consolidated Statements of Operations for the three months and nine months ended
     September 30, 2000 and 2001 (unaudited)................................................................   3

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2000 and 2001 (unaudited)................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............  14

   Item 3. Quantitative and Qualitative Disclosure About Market Risk........................................  20

PART II.  OTHER INFORMATION.................................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                                                       2000            2001
                                                                                                   ------------    -------------
                                                                                                                    (UNAUDITED)
         ASSETS:
            Cash and cash equivalents .......................................................       $  18,431        $  40,721
            Accounts receivable .............................................................          25,209           15,636
            Accounts receivable - drilling programs .........................................             112               15
            Prepaid expenses and other current assets .......................................             709           15,012
                                                                                                    ---------        ---------
              Total current assets ..........................................................          44,461           71,384
                                                                                                    ---------        ---------
            Oil and gas properties, successful efforts method:
              Unproved properties, net ......................................................          22,229           20,310
              Properties subject to amortization ............................................         416,569          434,408
            Pipelines and other transportation assets, at cost ..............................           1,582            1,582
            Furniture, fixtures and equipment ...............................................           3,601            3,788
                                                                                                    ---------        ---------
                                                                                                      443,981          460,088
            Less:  Accumulated depreciation, depletion and amortization .....................        (307,244)        (324,651)
                                                                                                    ---------        ---------
              Total property and equipment, net .............................................         136,737          135,437
                                                                                                    ---------        ---------
            Restricted cash .................................................................           5,200            6,100
            Other non-current assets, net ...................................................           7,288            7,694
                                                                                                    ---------        ---------
         Total assets .......................................................................       $ 193,686        $ 220,615
                                                                                                    =========        =========

         LIABILITIES:
            Accounts payable and accrued expenses ...........................................       $  24,649        $  28,682
            Accounts payable - drilling programs ............................................              83              147
            Current portion of long-term debt ...............................................              --            2,060
                                                                                                    ---------        ---------
              Total current liabilities .....................................................          24,732           30,889
                                                                                                    ---------        ---------
            Long-term debt ..................................................................         256,798          255,649
                                                                                                    ---------        ---------
         Total liabilities ..................................................................         281,530          286,538
                                                                                                    ---------        ---------

         STOCKHOLDERS' DEFICIT:
            Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31,
              2000 and September 30, 2001; 1,365,173 shares issued and outstanding at
              December 31, 2000 and September 30, 2001, (liquidation values at
              December 31, 2000 and September 30, 2001 of $45,464 and $48,152, respectively)            2,048            2,048
            Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 2000 and September 30, 2001; 13,211,449 and 13,210,935 shares issued and outstanding
              at December 31, 2000 and September 30, 2001, respectively .....................           1,321            1,321
            Additional paid-in capital ......................................................         301,513          301,514
            Accumulated deficit .............................................................        (392,726)        (384,981)
            Accumulated other comprehensive income ..........................................              --           14,175
                                                                                                    ---------        ---------
         Total stockholders' deficit ........................................................         (87,844)         (65,923)
                                                                                                    ---------        ---------
         Total liabilities and stockholders' deficit ........................................       $ 193,686        $ 220,615
                                                                                                    =========        =========

                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                                      ----------------------------    ---------------------------
                                                                         2000            2001            2000            2001
                                                                       --------        --------        --------        --------
         REVENUES:
            Oil and gas revenues ...............................       $ 17,616        $ 20,253        $ 51,322        $ 76,391
            Interest and other income ..........................            391             360           1,081           1,142
            (Loss) gain on sale of oil and gas properties ......            (25)              1           7,310               6
            Unrealized (loss) gain on derivative instruments ...             --          (2,228)             --           1,936
                                                                       --------        --------        --------        --------
            Total revenues .....................................         17,982          18,386          59,713          79,475
                                                                       --------        --------        --------        --------

         EXPENSES:
            Production expenses ................................          3,282           3,994           9,830          10,976
            Exploration expenses ...............................          1,436           2,020           5,903          10,559
            General and administrative expenses ................          2,263           1,120           5,721           6,378
            Interest and other debt expenses ...................          8,564           8,604          25,921          25,764
            Depreciation, depletion and amortization ...........          5,981           6,835          20,118          18,053
                                                                       --------        --------        --------        --------
            Total expenses .....................................         21,526          22,573          67,493          71,730
                                                                       --------        --------        --------        --------

         (Loss) income before income taxes .....................         (3,544)         (4,187)         (7,780)          7,745
         Income taxes ..........................................             --              --              --              --
                                                                       --------        --------        --------        --------
         Net (loss) income .....................................         (3,544)         (4,187)         (7,780)          7,745
            Less: cumulative preferred stock dividends .........           (896)           (896)         (2,688)         (2,688)
                                                                       --------        --------        --------        --------
         Net (loss) income applicable to common stock ..........       $ (4,440)       $ (5,083)       $(10,468)       $  5,057
                                                                       ========        ========        ========        ========

         Basic and diluted (loss) income per common share ......       $   (.34)       $   (.38)       $   (.79)       $    .38

         Basic weighted average common shares outstanding ......         13,211          13,211          13,212          13,211
         Diluted weighted average common shares outstanding ....         13,211          13,211          13,212          13,235


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED SEPT. 30,
                                                                                          ---------------------------
                                                                                             2000            2001
                                                                                           --------        --------
         OPERATING ACTIVITIES:
            Net (loss) income ......................................................       $ (7,780)       $  7,745
            Adjustments to reconcile net (loss) income to net cash
              provided by operating activities:
              Gain on sale of assets ...............................................         (7,310)             (6)
              Unrealized gain on derivative instruments ............................             --          (1,936)
              Gain on debt redemption ..............................................            (46)             --
              Depreciation, depletion and amortization .............................         20,118          18,053
              Exploration expenses .................................................          5,903          10,559
              Compensation expense .................................................            103              --
              Accretion and amortization of debt expenses and other expenses .......          2,613           2,648
            Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable ...........................         (9,461)          9,670
              Increase in prepaid expenses and other current assets ................         (2,623)           (318)
              Decrease (increase) in other non-current assets ......................            500             (18)
              Increase in accounts payable and accrued expenses ....................         11,273           4,097
                                                                                           --------        --------
            Net cash provided by operating activities ..............................         13,290          50,494
                                                                                           --------        --------

         INVESTING ACTIVITIES:
            Expenditures for exploration and development activities ................        (19,570)        (27,310)
            Change in restricted cash ..............................................             --            (900)
            Proceeds from sale of properties .......................................         23,796               6
                                                                                           --------        --------
            Net cash provided by (used in) investing activities ....................          4,226         (28,204)
                                                                                           --------        --------

         FINANCING ACTIVITIES:
            Redemption and retirement of subordinated and senior notes .............         (8,650)             --
            Other ..................................................................             (5)             --
                                                                                           --------        --------
            Net cash used in financing activities ..................................         (8,655)             --
                                                                                           --------        --------
         Increase in cash and cash equivalents .....................................          8,861          22,290
         Cash and cash equivalents, beginning of period ............................         10,370          18,431
                                                                                           --------        --------
         Cash and cash equivalents, end of period ..................................       $ 19,231        $ 40,721
                                                                                           ========        ========


                 See Notes to Consolidated Financial Statements.

                       CONTOUR ENERGY CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

NOTE 3 - HEDGING ACTIVITIES

         In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a floor and a ceiling. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. During the third quarter of 2000, the Company's hedging activities also covered the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

         The Company accounts for its derivative instruments in accordance with Statement of Financial Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133") effective January 1, 2001. The Company has designated its crude oil and natural gas derivative instruments as cash flow hedges, as defined. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through Other Comprehensive Income ("OCI") with the change in the extrinsic value (time and market volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $(27.8) million, which was recorded as an adjustment of the Company's stockholders' deficit. Included in the transition adjustment was $(5.7) million relating to the extrinsic value until expiration of the Company's costless collar derivative instruments. Of the $(5.7) million, $(2.3) million was associated with the Company's October through December 2001 collars. SFAS 133 requires that changes in the extrinsic value be recognized in the earnings of the Company as such changes in value occur. For the quarter and nine months ended September 30, 2001, the Company recognized unrealized losses of $(2.2) million and unrealized gains of $1.9 million, respectively, for the changes in extrinsic value. The $1.9 million of unrealized gains for the nine months ended September 30, 2001, are comprised of $2.1 million of unrealized gains on derivative contracts that will settle in the fourth quarter of 2001 and $(0.2) million of unrealized losses associated with derivative contracts that will settle during 2002. In accordance with SFAS 133, unrealized gains or losses are reversed as the contracts are settled. This will result in the recognition of $(2.1) million in unrealized losses during the fourth quarter of 2001.

         As of September 30, 2001, the fair value of the Company's derivative instruments was $16.1 million, of which $4.0 million relates to contracts that will expire during the fourth quarter of 2001 and $12.1 million to contracts that will expire in 2002. During the next twelve months, the Company will settle derivative contracts with a fair value at September 30, 2001 of $14.0 million.

         Hedging activities decreased oil and gas revenues by approximately $(4.8) million and $(7.2) million for the three months and nine months ended September 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. During the quarter and the nine months ended September 30, 2001, hedging activities increased oil and gas revenues by $2.7 million and decreased oil and gas revenues by $(6.7) million, respectively. Additionally, in the third quarter 2001, the Company recorded a $7.7 million increase to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $2.7 million relates to the $(27.8) million transition adjustment recorded on January 1, 2001.

         Through natural gas price swap agreements and collars, the Company hedged approximately 94%, 74%, 65% and 77% of its natural gas production for the third quarter of 2000 and 2001 and the first nine months of 2000 and 2001, respectively. As of September 30, 2001, the Company has three collars in place totaling 4,140,000 Mmbtus, or 45,000 Mmbtu per day, of natural gas production for October through December 2001. The first collar is for 15,000 Mmbtu per day at a floor of $4.00 per Mmbtu and a ceiling of $5.33 per Mmbtu. The second collar is for 15,000 Mmbtu per day at a floor of $3.75 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.09 per Mmbtu, the Company receives the Index Price plus $0.66 per Mmbtu. The third collar is for 15,000 Mmbtu per day at a floor of $3.55 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.00 per Mmbtu, the Company receives the Index Price plus $0.55 per Mmbtu. As of September 30, 2001, the Company has hedged 20,000 Mmbtu per day of its natural gas production for calendar year 2002 via two price swaps agreements at an average price of $4.58 per Mmbtu.

         Through crude oil price swap agreements and collars, the Company hedged approximately 48%, 62%, 62% and 71% of its crude oil production for the third quarter of 2000 and 2001 and the first nine months of 2000 and 2001, respectively. As of September 30, 2001, 46,000 barrels, or 500 barrels per day, of the Company's oil production for October through December 2001 have been hedged by a crude oil collar agreement with a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel. However, if the Index Price falls below $22.00 per barrel the Company receives the Index Price plus $3.24 per barrel.

         The Company is required from time to time to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. In the first half of 2001, the Company posted $8.0 million in the form of a letter of credit as collateral required by its counter-party supported by restricted cash in the same amount. Due to a change in the counter-party's net exposure, this collateral was released in November. Accordingly, an $8.0 million reduction in restricted cash is reflected in the Company's financial statements as of September 30, 2001.

NOTE 4 - PREFERRED STOCK

         The Company has not declared quarterly dividends of $0.65625 per preferred share for February 1, 1998 through November 1, 2001, aggregating approximately $14.3 million. Further dividends on the preferred stock are restricted under the Company's indentures governing its 103/8% Senior Subordinated Notes and its 14% Senior Secured Notes. No interest is payable on preferred stock arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters, the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

         On October 25, 2001, the Company announced that it had initiated the solicitation of consents from its stockholders to exchange each share of the Company's outstanding preferred stock for three shares of common stock and one share of $7.25 redeemable cash equivalent preferred stock, which shall be redeemed by the Company for $7.25 in cash immediately following the reclassification. The reclassification will require approval of holders of a majority of the common stock and preferred stock voting together as a single class and of two-thirds of the preferred stock voting as a separate class. The cost of the transaction, including all costs and fees, will be approximately $10.2 million.

         The $2.625 preferred stock has a liquidation preference of $25 per share, plus accumulated and unpaid dividends ($10.50 per share at November 1, 2001). The principal effect of the reclassification will be the elimination of the liquidation preference and will result in the issuance of approximately 4.1 million new shares of common stock.

         As of the date of this report, the solicitation of consents to approve the proposed reclassification is still open.

NOTE 5 - EARNINGS PER SHARE

         The basic (loss) income per common share as shown on the Consolidated Statements of Operations reflects net (loss) income less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted (loss) income per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. The following table sets forth the components of the Company's basic and diluted earnings per share calculations:


                                                                   Weighted
                                                                   Average
                                                                 Common Shares  Per Share
                                               Net (Loss) Income Outstanding     Amount
                                               ----------------- -----------   ------------
                                                 ($/thousands)   (thousands)   (in dollars)
Three Months Ended September 30, 2001
    Basic and dilutive                               (5,083)        13,211          (.38)
                                                    =======        =======       =======
Three Months Ended September 30, 2000
    Basic and diluted                                (4,440)        13,211          (.34)
                                                    =======        =======       =======
Nine Months Ended September 30, 2001
    Basic                                             5,057         13,211           .38
    Effect of dilutive stock options                     --             24            --
                                                    -------        -------       -------
    Diluted                                           5,057         13,235           .38
                                                    =======        =======       =======
Nine Months Ended September 30, 2000
    Basic and diluted                               (10,468)        13,212          (.79)
                                                    =======        =======       =======

NOTE 6 - OTHER COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with Statement of Financial Accounting Standard No. 130. The Company's comprehensive loss for the three-month and nine-month periods ended September 30, 2000 was $(3.5) million and $(7.8) million, respectively, the same as reported net loss. The Company's comprehensive income for the three-month and nine-month periods ended September 30, 2001 was $3.5 million and $21.9 million, respectively, including other comprehensive income gains of $7.7 million and $14.2 million, respectively, for valuation changes in the Company's derivative instruments.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

         In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified $0.4 million and $1.5 million, respectively, of transportation and compression expenses in the three-month and nine-month periods ending September 30, 2000 from oil and gas revenues to production expenses.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 and expects no impact on its financial statements from the adoption of these standards.

         In June 2001, the Derivatives Implementation Group issued Statement 133 Implementation Issue No. G20 ("G20") titled "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchase Option Used in a Cash Flow Hedge". G20 states, if an entity designates a purchased option (including a combination of options that comprise either a net purchased option of a zero-cost collar) in hedging the exposure to variability in expected future cash flows (i.e. natural gas or crude oil prices) and the entity documents that the hedge relationship is perfectly effective, it may report the change in the fair value of the purchase option through OCI. The amount reported through accumulated OCI would be reclassified through earnings effecting the period covered by the purchase option. Currently, the Company reports the change in intrinsic value of its collars through OCI and the change in the extrinsic value through earnings as an unrealized gain or loss. The effective date of implementation guidance in this issue is the first day of the first fiscal quarter after August 10, 2001. The Company plans to implement G20 during the fourth quarter and is currently accessing the impact on its financial statements as a result of the adoptions.

         In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 and cannot yet reasonably estimate the impact, if any, these statements will have on the Company's financial statements upon adoption.

NOTE 8 - STOCK OPTION AND STOCK AWARD PLAN

         On March 22, 2001, the Company's board of directors adopted the Contour Energy Co. 2001 Stock Option and Stock Award Plan (the "2001 Plan"), which was approved by the Company's stockholders at its Annual Meeting of Stockholders on May 31, 2001. As of September 30, 2001, stock options covering 910,000 shares of common stock have been granted with an additional 190,000 shares available for grant under the 2001 Plan.

NOTE 9 - GUARANTOR FINANCIAL STATEMENTS

         Contour Energy E&P, Inc. (formerly Kelley Oil Corporation), a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of December 31, 2000 and September 30, 2001, consolidating condensed statements of operations for the three months and nine months ended September 30, 2000 and 2001 and consolidating condensed statements of cash flows for the nine months ended September 30, 2000 and 2001.

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

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                           COMBINED                      COMBINED
                                                          GUARANTOR                    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES     CONCORDE     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ---------    ------------   -------------  -------------   ------------   ------------
ASSETS:
   Current assets ......................    $ 293,925     $ 106,318      $  10,944       $     424       $(367,150)     $  44,461
   Property and equipment, net .........           --       130,291             --           5,823             623        136,737
   Restricted cash .....................           --         5,200             --              --              --          5,200
   Other non-current assets, net .......     (118,547)       10,221             --              --         115,614          7,288
                                            ---------     ---------      ---------       ---------       ---------      ---------
     Total assets ......................    $ 175,378     $ 252,030      $  10,944       $   6,247       $(250,913)     $ 193,686
                                            =========     =========      =========       =========       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities .................    $   6,424     $ 378,462      $   5,824       $   1,172       $(367,150)     $  24,732
   Long-term debt ......................      256,798            --             --              --              --        256,798
   Stockholders' (deficit) equity ......      (87,844)     (126,432)         5,120           5,075         116,237        (87,844)
                                            ---------     ---------      ---------       ---------       ---------      ---------
     Total liabilities and
       stockholders' (deficit) equity ..    $ 175,378     $ 252,030      $  10,944       $   6,247       $(250,913)     $ 193,686
                                            =========     =========      =========       =========       =========      =========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                 (IN THOUSANDS)


                                                                COMBINED                 COMBINED
                                                               GUARANTOR               NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ------------   --------- -------------  ------------  ------------
ASSETS:
   Current assets ...........................    $ 278,419     $  99,865     $   6,103    $     889    $(313,892)    $  71,384
   Property and equipment, net ..............           --       128,450            --        5,076        1,911       135,437
   Restricted cash ..........................           --         6,100            --           --           --         6,100
   Other non-current assets, net ............      (72,140)       12,916            --           --       66,918         7,694
                                                 ---------     ---------     ---------    ---------    ---------     ---------
     Total assets ...........................    $ 206,279     $ 247,331     $   6,103    $   5,965    $(245,063)    $ 220,615
                                                 =========     =========     =========    =========    =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities ......................    $  16,553     $ 326,907     $     321    $   1,000    $(313,892)    $  30,889
   Long-term debt ...........................      255,649            --            --           --           --       255,649
   Stockholders' (deficit) equity ...........      (65,923)      (79,576)        5,782        4,965       68,829       (65,923)
                                                 ---------     ---------     ---------    ---------    ---------     ---------
     Total liabilities and
         stockholders' (deficit) equity .....    $ 206,279     $ 247,331     $   6,103    $   5,965    $(245,063)    $ 220,615
                                                 =========     =========     =========    =========    =========     =========


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                                COMBINED                 COMBINED
                                                               GUARANTOR               NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ------------   --------- -------------  ------------  ------------
Revenues ....................................    $     --     $ 17,634       $   (429)   $    777     $     --      $ 17,982
Costs and expenses ..........................      (8,703)     (11,946)          (365)       (608)          96       (21,526)
Equity in earnings (loss) of subsidiaries ...       5,159         (624)            --          --       (4,535)           --
                                                 --------     --------       --------    --------     --------      --------
     Net (loss) income ......................    $ (3,544)    $  5,064       $   (794)   $    169     $ (4,439)     $ (3,544)
                                                 ========     ========       ========    ========     ========      ========


                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                COMBINED                 COMBINED
                                                               GUARANTOR               NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ------------   --------- -------------  ------------  ------------
Revenues ....................................    $     --     $ 17,700        $    120     $    566     $     --     $ 18,386
Costs and expenses ..........................      (8,748)     (13,653)           (234)        (387)         449      (22,573)
Equity in earnings (loss) of subsidiaries ...       4,561           65              --           --       (4,626)          --
                                                 --------     --------        --------     --------     --------     --------

     Net income (loss) ......................    $ (4,187)    $  4,112        $   (114)    $    179     $ (4,177)    $ (4,187)
                                                 ========     ========        ========     ========     ========     ========

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)



                                                                COMBINED                 COMBINED
                                                               GUARANTOR               NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES   CONCORDE   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ------------   --------- -------------  ------------  ------------
Revenues ....................................    $     --     $ 55,900        $    908   $  2,327     $    578     $ 59,713
Costs and expenses ..........................     (26,339)     (39,923)           (810)    (1,704)       1,283      (67,493)
Equity in earnings (loss) of subsidiaries ...      18,559          721              --         --      (19,280)          --
                                                 --------     --------        --------   --------     --------     --------

     Net (loss) income ......................    $ (7,780)    $ 16,698        $     98   $    623     $(17,419)    $ (7,780)
                                                 ========     ========        ========   ========     ========     ========



                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                 COMBINED                   COMBINED
                                                                GUARANTOR                 NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES   CONCORDE     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   ---------   ------------  ---------    -------------  ------------  ------------
Revenues ......................................   $     --     $ 75,620      $  1,189     $  2,666       $     --       $ 79,475
Costs and expenses ............................    (26,224)     (44,785)         (527)      (1,482)         1,288        (71,730)
Equity in earnings (loss) of subsidiaries .....     33,969        1,846            --           --        (35,815)            --
                                                  --------     --------      --------     --------       --------       --------

     Net income (loss) ........................   $  7,745     $ 32,681      $    662     $  1,184       $(34,527)      $  7,745
                                                  ========     ========      ========     ========       ========       ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                              COMBINED                COMBINED
                                                             GUARANTOR              NON-GUARANTOR
                                                  PARENT    SUBSIDIARIES   CONCORDE  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 --------   ------------   -------- -------------  ------------  ------------
OPERATING ACTIVITIES:
   Net (loss) income ........................    $ (7,780)    $ 16,698     $     98     $    623     $(17,419)    $ (7,780)
   Non-cash (loss) income adjustments .......     (15,992)      19,264           --          587       17,419       21,278
   Changes in operating assets
     and liabilities ........................      32,427      (32,402)         (98)        (135)          --         (208)
                                                 --------     --------     --------     --------     --------     --------
Net cash provided by operating
   activities ...............................       8,655        3,560           --        1,075           --       13,290
                                                 --------     --------     --------     --------     --------     --------

INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities .................          --      (19,696)          --          126           --      (19,570)
   Proceeds from the sale of properties .....          --       23,796           --           --           --       23,796
   Distributions from partnerships ..........          --        1,201           --           --       (1,201)          --
                                                 --------     --------     --------     --------     --------     --------
Net cash provided by (used in) investing
   activities ...............................          --        5,301           --          126       (1,201)       4,226
                                                 --------     --------     --------     --------     --------     --------

FINANCING ACTIVITIES:
   Redemption and retirement on
     subordinated debentures ................      (8,650)          --           --           --           --       (8,650)
   Distributions to partners ................          --           --           --       (1,201)       1,201           --
   Other ....................................          (5)          --           --           --           --           (5)
                                                 --------     --------     --------     --------     --------     --------
Net cash (used in) provided by financing
   activities ...............................      (8,655)          --           --       (1,201)       1,201       (8,655)
                                                 --------     --------     --------     --------     --------     --------

Increase in cash and cash
   equivalents ..............................          --        8,861           --           --           --        8,861
Cash and cash equivalents,
   beginning of period ......................          12       10,358           --           --           --       10,370
                                                 --------     --------     --------     --------     --------     --------
Cash and cash equivalents,
   end of period ............................    $     12     $ 19,219     $     --     $     --     $     --     $ 19,231
                                                 ========     ========     ========     ========     ========     ========

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                                              COMBINED                COMBINED
                                                             GUARANTOR              NON-GUARANTOR
                                                  PARENT    SUBSIDIARIES   CONCORDE  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 --------   ------------   -------- -------------  ------------  ------------
OPERATING ACTIVITIES:
   Net income (loss) ........................    $  7,745     $ 32,681     $    662     $  1,184     $(34,527)    $  7,745
   Non-cash income (loss) adjustments .......     (31,321)      25,325           --          787       34,527       29,318
   Changes in operating assets
     and liabilities ........................      23,576       (8,847)        (662)        (636)          --       13,431
                                                 --------     --------     --------     --------     --------     --------
Net cash provided by operating
    activities ..............................          --       49,159           --        1,335           --       50,494
                                                 --------     --------     --------     --------     --------     --------

INVESTING ACTIVITIES:
   Expenditures for exploration and
     development activities .................          --      (27,269)          --          (41)          --      (27,310)
   Change in restricted cash ................          --         (900)          --           --           --         (900)
   Proceeds from sale of properties .........          --            6           --           --           --            6
   Distributions from partnerships ..........          --        1,294           --           --       (1,294)          --
                                                 --------     --------     --------     --------     --------     --------
Net cash used in investing activities .......          --      (26,869)          --          (41)      (1,294)     (28,204)
                                                 --------     --------     --------     --------     --------     --------

FINANCING ACTIVITIES:
   Distributions to partners ................          --           --           --       (1,294)       1,294           --
                                                 --------     --------     --------     --------     --------     --------
   Net cash (used in) provided by financing
      activities ............................          --           --           --       (1,294)       1,294           --
                                                 --------     --------     --------     --------     --------     --------
Increase in cash and
   cash equivalents .........................          --       22,290           --           --           --       22,290
Cash and cash equivalents,
   beginning of period ......................          --       18,431           --           --           --       18,431
                                                 --------     --------     --------     --------     --------     --------
Cash and cash equivalents,
   end of period ............................    $     --     $ 40,721     $     --     $     --     $     --     $ 40,721
                                                 ========     ========     ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Hedging Activities. In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a floor and a ceiling. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. During the third quarter of 2000, the Company's hedging activities also covered the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

         The Company accounts for its derivative instruments in accordance with Statement of Financial Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133") effective January 1, 2001. The Company has designated its crude oil and natural gas derivative instruments as cash flow hedges, as defined. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through Other Comprehensive Income ("OCI") with the change in the extrinsic value (time and market volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

         Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $(27.8) million, which was recorded as an adjustment of the Company's stockholders' deficit. Included in the transition adjustment was $(5.7) million relating to the extrinsic value until expiration of the Company's costless collar derivative instruments. Of the $(5.7) million, $(2.3) million was associated with the Company's October through December 2001 collars. SFAS 133 requires that changes in the extrinsic value be recognized in the earnings of the Company as such changes in value occur. For the quarter and nine months ended September 30, 2001, the Company recognized unrealized losses of $(2.2) million and unrealized gains of $1.9 million, respectively, for the changes in extrinsic value. The $1.9 million of unrealized gains for the nine months ended September 30, 2001, are comprised of $2.1 million of unrealized gains on derivative contracts that will settle in the fourth quarter of 2001 and $(0.2) million of unrealized losses associated with derivative contracts that will settle during 2002. In accordance with SFAS 133, unrealized gains or losses are reversed as the contracts are settled. This will result in the recognition of $(2.1) million in unrealized losses during the fourth quarter of 2001.

         As of September 30, 2001, the fair value of the Company's derivative instruments was $16.1 million, of which $4.0 million relates to contracts that will expire during the fourth quarter of 2001 and $12.1 million relating to contracts that will expire in 2002. During the next twelve months, the Company will settle derivative contracts with a fair value at September 30, 2001 of $14.0 million.

         Hedging activities decreased oil and gas revenues by approximately $(4.8) million and $(7.2) million for the three months and nine months ended September 30, 2000, respectively, as compared to estimated revenues had no hedging activities been conducted. During the quarter and the nine months ended September 30, 2001, hedging activities increased oil and gas revenues by $2.7 million and decreased oil and gas revenues by $(6.7) million, respectively. Additionally, in the third quarter 2001, the Company recorded a $7.7 million increase to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $2.7 million relates to the $(27.8) million transition adjustment recorded on January 1, 2001.

         Through natural gas price swap agreements and collars, the Company hedged approximately 94%, 74%, 65% and 77% of its natural gas production for the third quarter of 2000 and 2001 and the first nine months of 2000 and 2001, respectively. As of September 30, 2001, the Company has three collars in place totaling 4,140,000 Mmbtus, or 45,000 Mmbtu per day, of natural gas production for October through December 2001. The first collar is for 15,000 Mmbtu per day at a floor of $4.00 per Mmbtu and a ceiling of $5.33 per Mmbtu. The second collar is for 15,000 Mmbtu per day at a floor of $3.75 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.09 per Mmbtu, the Company receives the Index Price plus $0.66 per Mmbtu. The third collar is for 15,000 Mmbtu per day at a floor of $3.55 per Mmbtu and a ceiling of $5.00 per Mmbtu. However if the Index Price falls below $3.00 per Mmbtu, the Company receives the Index Price plus $0.55 per Mmbtu. As of September 30, 2001, the Company has hedged 20,000 Mmbtu per day of its natural gas production for calendar year 2002 via two price swaps agreements at an average price of $4.58 per Mmbtu.

         Through crude oil price swap agreements and collars, the Company hedged approximately 48%, 62%, 62% and 71% of its crude oil production for the third quarter of 2000 and 2001 and the first nine months of 2000 and 2001, respectively. As of September 30, 2001, 46,000 barrels, or 500 barrels per day, of the Company's oil production for October through December 2001 have been hedged by a crude oil collar agreement with a floor price of $25.24 per barrel and a ceiling price of $32.00 per barrel. However, if the Index Price falls below $22.00 per barrel the Company receives the Index Price plus $3.24 per barrel.

         The Company is required from time to time to provide collateral for any hedges (through swap or other agreements) to cover counter-party risk. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices. In the first half of 2001, the Company posted $8.0 million in the form of a letter of credit as collateral required by its counter-party supported by restricted cash in the same amount. Due to a change in the counter-party's net exposure, this collateral was released in November. Accordingly, an $8.0 million reduction in restricted cash is reflected in the Company's financial statements as of September 30, 2001. The Company is exposed to credit risk from counter-party nonperformance on natural gas and crude oil forward sales contracts and derivative financial instruments. As of the date of this report, the mark-to-market value of the Company's hedge contracts for the period December 2001 through December 2002 is approximately $12.0 million. The counter-party for these contracts is Enron North America. We will closely monitor the Enron situation in regard to potential counter-party nonperformance.

         Volumetric Overriding Royalty Interest. In April 1999, the Company entered into an Exploration and Development Agreement with Phillips Petroleum Company relating to the Company's interests in certain north Louisiana fields. Pursuant to the agreement, the Company retained a 42 Bcf, 8-year volumetric overriding royalty interest ("VORI"). In March 2000, the Company sold a portion of its VORI (approximately 16.5 Bcf)) representing production commencing April 1, 2003. The production attributable to the VORI is scheduled to reduce at January 1, 2002 and January 1, 2003. The Company's interest in the VORI terminates on April 1, 2003. VORI production volumes for 2001 through 2003 are as follows:


                                                  Volumes
                                                (MMcf/day)
                                                ----------
         Calendar year 2001.................        26.6
         Calendar year 2002.................        21.6
         January - March 2003...............        18.2

RESULTS OF OPERATIONS

         The following table sets forth certain operating data regarding net production, average sales prices and expenses associated with the Company's oil and natural gas operations for the periods indicated.



                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -------------------------    ------------------------
                                                                           2000          2001          2000          2001
                                                                        ----------    ----------    ----------    ----------
NET PRODUCTION DATA:
   Oil and other liquid hydrocarbons (Mbbls) .......................         148.5          88.7         364.4         261.1
   Natural gas (Mmcf) ..............................................         4,166         5,294        13,597        15,227
   Natural gas equivalent (Mmcfe) ..................................         5,057         5,826        15,783        16,794
AVERAGE SALES PRICE PER UNIT (INCLUDING EFFECTS OF HEDGING):
   Oil and other liquid hydrocarbons (per Bbl) .....................    $    25.95    $    24.33    $    26.01    $    25.16
   Natural gas (per Mcf) ...........................................          3.46          3.45          3.05          4.58
   Natural gas equivalent (per Mcfe) ...............................          3.61          3.50          3.23          4.55
COST PER MCFE:
   Lifting costs ...................................................    $      .53    $      .40    $      .47    $      .42
   Transportation and compression expenses .........................           .09           .11           .10           .11
   Severance and ad valorem taxes ..................................           .03           .17           .06           .12
   General and administrative expenses .............................           .45           .19           .36           .38
   Depreciation, depletion and amortization (oil and gas activities)          1.18          1.16          1.27          1.06
   Interest expense, excluding accretion and amortization ..........          1.53          1.32          1.48          1.38

         Three Months Ended September 30, 2001 and 2000. The Company's oil and gas revenues increased 15% to $20.3 million for the third quarter of 2001 compared to $17.6 million in the same period of 2000, primarily the result of a 27% increase in natural gas production, partially offset by a 40% decrease in crude oil production and a 6% decrease in crude oil prices. The increase in natural gas production is attributable to higher entitlements received from the Company's VORI beginning January 1, 2001 and new production added from the Company's drilling and recompletion activities, partially offset by natural declines in other producing areas. Lower crude oil production was primarily due to normal declines in the Company's producing areas.

         Revenues in the third quarter 2001 include a $(2.2) million unrealized loss relating to the Company's derivative instruments. This represents the change in the extrinsic value of the Company's derivative contracts during the third quarter 2001 in accordance with SFAS 133 and is primarily related to the expected reversal of the $4.4 million of unrealized gains associated with the transition to SFAS 133 recognized during the first half of 2001.

         Production expenses for the third quarter of 2001 increased by 22% to $4.0 million from $3.3 million in the same period last year, resulting primarily from higher insurance costs and higher severance taxes due to increased production and tax rates in Louisiana.

         Exploration expenses totaled $2.0 million in the third quarter of 2001 and $1.4 million in the corresponding period of 2000, an increase of 41%. This increase was primarily due to higher unproved property abandonment expense, allocated overhead costs, dry hole expense and seismic and G&G expense, partially offset by lower delay rental expense.

         General and administrative ("G&A") expenses of $1.1 million in the third quarter of 2001 decreased 51% compared to $2.3 million in the corresponding period last year. In the third quarter 2001 the Company experienced lower salary and benefit expense due to a staff reorganization completed earlier in the year, lower expense under the Company's Unit Performance Plan, and higher overhead allocated to exploration expense compared to the third quarter of 2000. The third quarter of 2000 included $0.5 million in professional and legal expenses related to a preferred shareholders lawsuit. On a unit of production basis, general and administrative expenses were $0.19 per Mcfe in the third quarter of 2001 compared to $0.45 per Mcfe in the corresponding quarter of 2000. Excluding charges in the third quarter 2000 and 2001 for expense under the Company's Unit Performance Plan, professional and legal expenses related to the preferred shareholders lawsuit and the increased allocation to exploration expense, G&A expenses were $0.27 per Mcfe for the third quarter 2001 compared to $0.33 per Mcfe for the same period in 2000.

         Depreciation, depletion and amortization ("DD&A") expenses increased by 14% to $6.8 million in the third quarter of 2001 from $6.0 million in the third quarter of 2000, primarily the result of higher equivalent production volumes in the current period. The unit-of-production DD&A rate for oil and gas activities decreased from $1.18 per Mcfe in the third quarter of 2000 to $1.17 per Mcfe in the current period.

         The Company recognized a net loss of $(4.2) million in the third quarter of 2001 and a net loss of $(3.5) million in the same period last year. The reasons for the decrease in earnings are described in the foregoing discussion.

         Nine Months Ended September 30, 2001 and 2000. The Company's oil and gas revenues of $76.4 million for the first nine months of 2001 increased 49% compared to $51.3 million in the same period of 2000, primarily the result of a 12% increase in natural gas production, a 50% increase in natural gas prices, partially offset by a 28% decrease in crude oil production and a 3% decrease in crude oil prices. The increase in natural gas production is attributable to higher entitlements received from the Company's VORI beginning January 1, 2001 and new production added from the Company's drilling and recompletion activities, that was partially offset by natural declines in other producing areas. Lower crude oil production was primarily due to normal declines in the Company's producing areas. The first nine months of 2000 includes a gain of $3.4 million on the sale of a portion of the Company's VORI, and a $4.0 million gain on the sale of mostly non-producing interests in the East Cameron offshore area.

         Revenues for the first nine months of 2001 include a $1.9 million unrealized gain relating to the Company's derivative instruments. This represents the change in the extrinsic value of the Company's derivative contracts during the first nine months of 2001. In accordance with SFAS 133, the transition portion of these unrealized gains will be reversed as the contracts are settled, resulting in the recognition of $2.1 million in unrealized losses in the fourth quarter of 2001.

         Production expenses for the first nine months of 2001 increased by 12% to $11.0 million from $9.8 million in the same period last year, resulting primarily from higher insurance costs and severance taxes due to higher production and tax rates in Louisiana. These increases were partially offset by lower workover expense. Lifting costs per Mcfe for the first nine months of 2001 was $0.42 compared to $0.47 for the same period in 2000.

         Exploration expenses totaled $10.6 million in the first nine months of 2001 and $5.9 million in the corresponding period of 2000, an increase of 79%. This increase was primarily due to higher dry hole expense, seismic and G&G expense, and allocated overhead costs, partially offset by lower delay rentals and unproved property abandonment expense.

         G&A expense increased by 11% to $6.4 million in the first nine months of 2001 compared to $5.7 million in the corresponding period last year. The first nine months of 2001 includes approximately $1.0 million for severance related costs. Additionally, the first nine months of 2001 includes a $0.7 million charge relating to the Company's Unit Performance Plan, a legal settlement and the Company's office move, partially offset by a higher allocation to exploration expense. The first nine months of 2000 included $0.5 million in professional and legal expenses related to the preferred shareholders lawsuit. On a unit of production basis, G&A expenses were $0.38 per Mcfe in the first nine months of 2001 compared to $0.36 per Mcfe in the corresponding period of 2000. Excluding charges in the first nine months of 2000 and 2001 for expense under the Company's Unit Performance Plan, severance costs, costs for legal settlements, higher allocation to exploration expense and cost of the office move, G&A expenses were $0.31 per Mcfe in the first nine months of 2001 compared to $0.32 per Mcfe during the same period in 2000.

         Interest and other debt expenses of $25.8 million in the first nine months of 2001 decreased slightly from $25.9 million in the same period of 2000. The decrease in interest and other debt expenses resulted primarily from the retirement and redemption of the Company's 8 1/2% subordinated debentures in 2000.

         DD&A expenses decreased 10% from $20.1 million in the first nine months of 2000 to $18.1 million in the current period, primarily the result of a lower unit-of-production rate in the first nine months of 2001, partially offset by higher equivalent production volumes. The units-of-production DD&A rate for oil and gas activities was $1.27 per Mcfe in the first nine months of 2000, including a $1.5 million DD&A charge related to the Bayou Sauveur field. Excluding the impact of the Bayou Sauveur field, the DD&A rate for the first nine months of 2000 was $1.18 per Mcfe compared to $1.07 for the first nine months of 2001.

         The Company recognized net income of $7.7 million in the first nine months of 2001 and a net loss of $(7.8) million in the same period last year. The reasons for the increase in earnings are described in the foregoing discussion.

         The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the first nine months of 2001 aggregated $50.5 million. Funds used in investing activities were comprised of $27.3 million for exploration and development activities and a $0.9 million increase in restricted cash. The change in the restricted cash was comprised of $0.9 million relating to the Company's plugging and abandonment escrow account. Included in these changes is an increase in restricted cash of $8.0 million in the first half of 2001 and its subsequent release in November 2001 resulting from interim collateral requirements for the Company's hedge program. As result of these activities, cash and cash equivalents increased from $18.4 million at December 31, 2000 to $40.7 million as of September 30, 2001. As of September 30, 2001, the Company had working capital of $40.5 million, compared to working capital of $19.7 million at the end of 2000. The increase was primarily the result of an increase in the Company's cash balance, an increase in other current assets attributable to the change in market value of the Company's derivative instruments from its implementation of SFAS 133, partially offset by a decrease in the Company's accounts receivable, an increase in accounts payable and the reclassification of a portion of the Company's long-term debt to current liabilities. On October 15, 2001, the Company paid $15.4 million in interest due on its 14% Senior Secured Notes and its 10 3/8% Senior Subordinated Notes (collectively, the "Notes").

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

         The Company received the benefit of strong commodity prices in the first nine months of 2001 that has improved the Company's cash flows and allowed expansion of our capital expenditure program. However, the commodity markets are volatile, as evidenced by recent substantial declines. If commodity prices remain depressed for a substantial period of time, our ability to fund planned level of capital expenditures could be negatively impacted. To help ensure a base level of cash flow, the Company periodically enters into hedge contracts. The Company has hedged 45,000 Mmbtus per day of its natural gas production through December 31, 2001 using a variety of hedge contracts. The Company has also entered into natural gas commodity swap transactions to sell 20,000 Mmbtus per day for January through December 2002 at an average price of $4.58 per Mmbtu. The Company's hedging activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities" and in Note 3 in Notes to Consolidated Financial Statements contained elsewhere in this Report.

         The Company had $259.8 million principal amount of debt outstanding as of September 30, 2001 ($257.7 million recorded on the balance sheet, including $2.1 million as a current liability), requiring $30.8 million in annual cash interest payments. The Company's outstanding $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") is cumulative, requiring dividends to accumulate, currently at the rate of $3.6 million annually, and carries liquidation preferences over the Common Stock totaling $48.5 million. This includes dividend arrearages of $14.3 million for February 1, 1998 through November 1, 2001. Further, dividends are restricted under the Company's indentures governing its Notes. No interest is payable on Preferred Stock arrearages. Because the Company has not paid dividends on the preferred stock for a period of more than six quarters, the holders of preferred stock, as a group, elected two additional directors to the Company's Board of Directors in July 2000.

         On October 25, 2001, the Company announced that it had initiated the solicitation of consents from its stockholders to exchange each share of the Company's outstanding preferred stock for three shares of common stock and one share of $7.25 redeemable cash equivalent preferred stock, which shall be redeemed by the Company for $7.25 in cash immediately following the reclassification. The reclassification will require approval of holders of a majority of the common stock and preferred stock voting together as a single class and of two-thirds of the preferred stock voting as a separate class. The cost of the transaction, including all costs and fees, will be approximately $10.2 million.

         The $2.625 preferred stock has a liquidation preference of $25 per share, plus accumulated and unpaid dividends ($10.50 per share at November 1, 2001). The principal effect of the reclassification will be the elimination of the liquidation preference and will result in the issuance of approximately 4.1 million new shares of common stock.

         As of the date of this report, the solicitation of consents to approve the proposed reclassification is still open.

         Capital Commitments. The Company's 2001 capital expenditure budget provides for $34.5 million to be expended on development and exploratory activities primarily in Louisiana, south Texas and the shallow waters of the Gulf of Mexico. An additional $5.4 million is budgeted for delay rentals and overhead. As with the Company's other obligations discussed above, funding for this level of capital expenditures will be provided by cash on hand and cash flow from operations which is dependent on a number of variables, including commodity prices, production levels and operating costs. In the first nine months of 2001, the Company's capital expenditures totaled $23.7 million, including $10.1 million for development drilling and recompletions, $9.4 million for exploration drilling and $2.8 million for leasehold acquisitions. An additional $3.6 million was expended in the first nine months of 2001 for delay rentals and overhead. In the third quarter 2001, the Company participated in the drilling of 6 gross (2.1 net) wells, of which 4 gross (1.6 net) were found to be productive. For the nine months ended September 30, 2001, the Company has participated in the drilling of 24 gross wells (8.1 net), of which 16 (5.5 net) were found to be productive, a 67% completion rate.

         Restricted Cash. At September 30, 2001, the Company had a restricted cash balance of $6.1 million. This amount relates to an established escrow account to meet future plugging and abandonment liabilities. The Company is required to fund this account in the amount of $100,000 a month until the balance reaches $7.5 million. The Company is required to provide from time to time collateral for any hedges (through swap or other agreements) to cover counter-party risk. In November, $8.0 million of collateral for the Company's hedge program was released back to the Company.

         Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

         Accounting Pronouncements. In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified $0.4 million and $1.5 million, respectively, of transportation and compression expenses in the three-month and nine-month periods ending September 30, 2000 from oil and gas revenues to production expenses.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 and expects no impact on its financial statements from the adoption of these standards.

         In June 2001, the Derivatives Implementation Group issued Statement 133 Implementation Issue No. G20 ("G20") titled "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchase Option Used in a Cash Flow Hedge". G20 states, if an entity designates a purchased option (including a combination of options that comprise either a net purchased option of a zero-cost collar) in hedging the exposure to variability in expected future cash flows (i.e. natural gas or crude oil prices) and the entity documents that the hedge relationship is perfectly effective, it may report the change in the fair value of the purchase option through OCI. The amount reported through accumulated OCI would be reclassified through earnings effecting the period covered by the purchase option. Currently, the Company reports the change in intrinsic value of its collars through OCI and the change in the extrinsic value through earnings as an unrealized gain or loss. The effective date of implementation guidance in this issue is the first day of the first fiscal quarter after August 10, 2001. The

Company plans to implement G20 during the fourth quarter and is currently accessing the impact on its financial statements as a result of the adoption.

         In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 and cannot yet reasonably estimate the impact, if any, these statements will have on the Company's financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company currently has no outstanding floating rate debt and therefore its earnings and cash flows are not subject to interest rate risk. However, the fair values of the Company's fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The Company is also exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities and Note 3 to the Consolidated Financial Statements for further discussion on the Company's derivative instruments. For debt obligations, the table below presents principal cash flows and weighted average interest rates by year of maturity.


                                                        MATURITY DATE
                                  -------------------------------------------------------
                                                                                                                      FAIR VALUE
                                  2001        2002           2003        2004      2005     THEREAFTER       TOTAL     @ 9/30/01
                                  ----     ----------     ----------    ------   --------   ----------    ----------  ----------
Fixed Debt:
   14.00% (Maturity)(1) ......             $    4,120     $  100,720                                      $ 104,840   $  104,500
   10.38% (Maturity) .........                                                               $  155,000     155,000      108,500
                                           ----------     ----------                         ----------   ---------   ----------
Total Maturity ...............             $    4,120     $  100,720                         $  155,000   $ 259,840   $  213,000
                                           ==========     ==========                         ==========   =========   ==========
Blended weighted average
   effective interest rate ...                  14.70%         14.70%                             10.38%

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

                           PART II. OTHER INFORMATION


ITEM 3.  ARREARAGES IN PAYMENT OF DIVIDENDS

         As of November 1, 2001, total dividends in arrears on the Company's $2.625 Convertible Exchangeable Preferred Stock were $14.3 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

              None

         (b)  Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CONTOUR ENERGY CO.



Date: November 14,  2001                 By: /s/ Rick G. Lester
                                            ------------------------------
                                                     Rick G. Lester
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                            (Principal Accounting Officer)