Form 10-K
period 2001-12-31
CONTOUR ENERGY CO
filed 2002-04-16
CIK 930529

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001         Commission File No. 0-25214

                              CONTOUR ENERGY CO.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0447267
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

      1001 McKinney--Suite 900                            77002
           Houston, Texas                              (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (713) 652-5200

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class

                                 Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   As of March 22, 2002, 17,311,710 shares of Common Stock outstanding with an aggregate market value of shares held by unaffiliated stockholders of approximately $6,340,620.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Items 1 and 2. Business and Properties

 General

   Contour was incorporated in Delaware in 1994 and is engaged in the exploration, development, acquisition and production of natural gas and oil. The Company's executive offices are located at 1001 McKinney, Suite 900, Houston, Texas 77002, and our telephone number is (713) 652-5200.

   Our strategy is to increase reserves, production and cash flows in a cost-efficient manner through a program of balanced exploration and development activities and through strategic acquisitions. Our core areas are in south and north Louisiana, the Gulf of Mexico and Texas gulf coast. As of January 1, 2002, proved natural gas and oil reserves totaled 164.1 Bcfe, of which 69% is natural gas and 59% is proved developed.

 Business Developments

   Management Change. On March 8, 2001, we announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders assumed the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, the Company's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected as two of our directors.

   Preferred Stock Reclassification. In November 2001, the Company completed its preferred stock reclassification. The preferred shareholders exchanged each share of preferred stock for $7.25 in cash and three shares of the Company's common stock. As a result, 4.1 million shares of common stock and $9.9 million were distributed to the preferred shareholders. The reclassification resulted in extinguishment of the preferred stock and all accrued dividends. Trading for the preferred stock ceased on November 30, 2001. Following the reclassification of the Preferred Stock, the two directors of the Company elected by the holders of preferred stock resigned from the Company's board and were not replaced.

   Commodity Prices. During the first half of 2001, we benefited from a steep increase in the level of commodity prices compared to historic levels. This increase provided us with near-term liquidity and capital for our ongoing operations. However, cash prices and NYMEX based prices for both oil and natural gas have declined significantly during the second half of 2001 and early 2002, reflecting the volatility of commodity prices. Natural gas prices over the past six months have averaged below $2.50/Mcf and crude prices have averaged below $20.00/Bbl. While prices of both commodities appear to be improving, the uncertainty of future commodity prices could impair our ability to fund our 2002 capital expenditure budget which would likely have a negative impact on future production, cash flows, and replacement of reserves. For this reason, we have periodically utilized hedge contracts to protect against downward price fluctuations (see Enron North America, et al).

   Enron North America, et al. In 2000 and 2001, Contour contracted with Enron North America ("ENA") for hedge contracts covering natural gas production of 45,000 Mmbtu per day in 2001 and 20,000 Mmbtu per day in 2002. The 2002 contracts required ENA to pay Contour an average price of $4.58 per Mmbtu. On December 2, 2001, ENA filed for bankruptcy protection and defaulted on its obligations under the hedge contracts. The impact to Contour will be a loss of price protection for the period December 2001 through December 2002 equivalent to the difference in the hedge price (for 2002 an average of $4.58 per Mmbtu) and actual NYMEX monthly closing prices multiplied by the volumes hedged. In accordance with current accounting standards, Contour reduced the carrying value of its derivative assets to fair market value, estimated to be $3.5 million, and recorded a non-cash charge to income of approximately $10 million in December 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Activities".

 Subsequent Events

   We have been constrained in our efforts to add value due to extreme volatility of natural gas and crude oil commodity prices, an over-leveraged balance sheet, and limited access to capital. Because of these factors we have been unable to efficiently exploit our asset base or create sufficient new opportunities for adding value. The combination of an extended period of low commodity prices beginning the second half of 2001, the loss of natural gas price protection created by the bankruptcy of our hedge counter-party (see Enron North America, et. al.), the uncertainty of prices in the near-term, and the maturity of our 14% senior secured notes in 2003 have caused us to consider strategic corporate options. As a result, we have engaged an investment banking firm to evaluate and advise on the various alternatives that may be available to us including a conversion of debt to equity, a sale of assets, an infusion of equity, a merger with another industry company, or any combination thereof.

   We are currently engaged in negotiations with certain holders of our debt that may lead to a debt restructuring. A possible outcome of the discussions may include a conversion of a portion of the Company's debt into equity. We have informed the trustees that payment of interest due April 15, 2002 totaling $15.4 million on the two classes of debt will be deferred pending results of negotiations. We can provide no assurance of a satisfactory outcome of these negotiations. It is likely that successful debt restructuring will require authorization and issuance of a significant amount of new common stock that will result in severe dilution to existing holders of the Company's common stock. If we are unsuccessful in negotiations with debt holders, the Company may be forced to seek protection under federal bankruptcy regulations. Even a successful restructuring transaction may require a bankruptcy filing in which the affected parties have agreed to a plan of reorganization.

 Company History

   CPC Transaction. In January 1996, Kelley Oil & Gas Corporation entered into financing and related agreements with Contour Production Company L.L.C. ("CPC") pursuant to which CPC purchased a total of 7.5 million newly issued shares of common stock for $75.0 million during 1996 and 1997. As a result of these transactions, CPC became our major shareholder.

   In July 1999, we changed our name from Kelley Oil & Gas Corporation to Contour Energy Co. Concurrent with the name change, we established our authorized capital stock at 22 million shares, with 20 million shares designated as common stock and two million shares as preferred stock. We also effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately

12.6 million. All historical share and per share data appearing in this document have been restated to reflect this reverse stock split unless otherwise noted.

   Also in July 1999, we exchanged 552,950 shares of common stock (on a post-split basis) for 368,633 shares of $2.625 preferred stock representing approximately 21% of the total $2.625 preferred stock then outstanding. The exchange increased the shares of outstanding common stock to approximately 13.2 million and eliminated dividend arrearages of approximately $1.5 million.

   On August 30, 1999, at market close, shares of common stock and $2.625 preferred stock, which traded under the symbols of CONCC and CONCP, were delisted from the NASDAQ SmallCap Market. These actions were taken as a result of our failure to meet the requirements for continued listing on this exchange. On August 31, 1999, at market open, the common stock and $2.625 preferred stock began trading on the OTC Bulletin Board under the symbols of CONC.OB and CONCP.OB.

 Operations and Properties

   The Company's production and development activities are focused primarily in the Vacherie Salt Dome region of north Louisiana, south Louisiana and the Gulf of Mexico. Exploration activities are primarily conducted in the onshore gulf coast region of Louisiana and Texas.

   In 2001, we participated in 9 development wells and 27 exploration wells of which 8 (3.43 net) development wells and 13 (3.06 net) exploration wells were successful. Total costs incurred for exploration and development activities in 2001 were $33.0 million plus $6.1 million for delay rentals and capitalized overhead. In December 2001, the board of directors approved a 2002 capital spending program of $23.5 million for exploration and development activities, a 29% decrease compared to 2001 actual expenditures. The actual level of capital spending in 2002 is dependent on natural gas price levels and the related cash flows generated during the year.

   Development Activities. During 2001, we participated in 9 development wells in north and south Louisiana, with 8 being successful. In north Louisiana, we drilled or participated in drilling 6 gross (2.42 net) development wells, all of which were completed as producing wells. In south Louisiana, we participated in drilling 3 gross (1.51 net) wells, of which 2 gross (1.01 net) wells were completed as producing wells. The Company expended $13.7 million on development activities, including $7.2 million for drilling and $6.5 million for recompletion and plugging and abandonment activities.

   Exploration Activities. We focus our exploration activities primarily on our existing leaseholdings in the gulf coast region of Louisiana and Texas. The number, type and timing of proposed wells in these regions is subject to continued revision as a result of many factors, including test and drilling results on these properties and others, the price of natural gas and oil, availability of capital funds and drilling rigs, weather, and general economic factors.

   We are utilizing sophisticated technologies to identify exploration prospects and advanced geophysical techniques to continue to develop and refine interpretations of our 1,758 square mile 3-D seismic database, which includes:

  . 695 square miles covering a major portion of our existing leaseholdings in Terrebonne and LaFourche Parishes, in south Louisiana,

  .  153 square miles in the Gulf of Mexico offshore Texas and Louisiana;

  .  231 square miles in the Texas gulf coast; and

  . 679 square miles in various other areas including the Permian Basin in West Texas.

   In 2001, we entered into an agreement with a large seismic vendor giving us the right to acquire approximately $2.9 million of 2-D and 3-D seismic from the vendor's entire seismic database over a five-year period with no out of pocket costs. This agreement provides us with a large seismic data credit that can be used at our complete discretion in exchange for providing a limited amount of our proprietary 3-D seismic data in south Louisiana to the vendor for its own sales effort to industry customers. We utilized a portion of this seismic data credit during 2001 and anticipate other data will be obtained during 2002.

   In 2001, we drilled or participated in 27 gross (8.95 net) exploratory wells, including 19 gross (5.30 net) wells in south Texas, 2 gross (1.18 net) wells in the Gulf of Mexico, 4 gross (1.66 net) wells in south Louisiana and 2 gross (.81 net) wells in other regions. Of these, 13 gross (3.06 net) wells were successful. Reserve extensions and discoveries from 2001 exploration and development drilling activities totaled 13.3 Bcfe. Expenditures for exploration activities included $15.8 million for exploration drilling, $3.4 million for acquisition of undeveloped leasehold, and $0.4 million for seismic acquisition.

   Description of Properties. Our properties are located primarily in Louisiana, Texas and the Gulf of Mexico. As of December 31, 2001, we owned interests in a total of 271 gross (74.0 net) producing wells, not including wells contributing to our volumetric overriding royalty interest ("VORI"). As of that date, our leaseholdings covered 129,505 gross (39,787 net) developed acres and 153,671 gross (63,921 net) undeveloped acres. Approximately 69% of our proved oil and natural gas reserves as of January 1, 2002, were natural gas on an energy content basis. The reserves to production ratio for these properties (based on 2001 production) was estimated to be 7.4 years as of January 1, 2002.

   Significant Properties. Our natural gas properties in north Louisiana are located primarily in Webster and Bienville Parishes in the Sibley and Ada fields and in the Sailes and West Bryceland fields, from which our VORI was carved. Our properties in south Louisiana are concentrated in the Orange Grove/Humphreys, Lirette and Bayou Sauveur fields in Terrebonne Parish and the East Larose field in Lafourche Parish. Production is primarily from the Hosston (north Louisiana) and Miocene (south Louisiana) formations. The most prominent Gulf of Mexico property is located in the Main Pass area, offshore Louisiana. Other properties are located primarily in the shallow waters of the Gulf of Mexico, south Louisiana and Texas. Substantially all of our oil and natural gas properties are pledged to secure borrowings under our 14% Senior Secured Notes. The following table sets forth certain information as of the dates indicated regarding our interests by major geographic region.

                         Significant Proved Properties

                           Proved Reserves at January 1, 2002          Production
                         -------------------------------------- -------------------------
                                                                 Year Ended December 31,
                                                                          2001
                                                  Present Value -------------------------
                                          Gas     of Estimated                    Gas
                          Oil    Gas   Equivalent  Future Net     Oil    Gas   Equivalent
                         Mbbls  Mmcf    (Mmcfe)   Cash Flows(1) (Mbbls) (Mmcf)  (Mmcfe)
                         ----- ------- ---------- ------------- ------- ------ ----------
                                                  (In thousands)
North Louisiana.........   309  66,492   68,346     $ 63,588       18   13,179   13,287
South Louisiana......... 6,234  22,907   60,311       70,307       67    2,476    2,878
Offshore................ 1,273  20,563   28,201       32,497      191    4,179    5,325
Other as a group........   688   3,075    7,203        9,960       64      419      803
                         ----- -------  -------     --------      ---   ------   ------
  Totals................ 8,504 113,037  164,061     $176,352      340   20,253   22,293
                         ===== =======  =======     ========      ===   ======   ======

--------
(1) The estimates were prepared in accordance with SEC regulations using market or contract prices at the end of each reported period. Prices and operating and development costs are held constant over the estimated life of the reserves. A discount factor of 10% was used to reflect the timing of future net cash flow. See "Estimated Proved Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows" and Note 14 in Notes to Consolidated Financial Statements.

 Additional information regarding these regions is set forth below. Unless otherwise noted, acreage and well information is provided as of December 31, 2001, and reserve information is provided as of January 1, 2002.

   North Louisiana. Our operations in this region are 66% proved developed, and our wells are typically drilled to a maximum depth of approximately 10,500 feet. We do not typically experience geopressured formations or significant associated salt-water production in this area. Our reserves to production ratio, excluding the VORI, in north Louisiana (based on 2001 production) is approximately 16.0 years. Lifting costs in this region are generally low as a result of relatively low formation pressures and minimal liquid hydrocarbon and salt water production. For 2001, lifting costs, excluding the VORI, were $0.43 per Mcfe. In 2001, we drilled or participated in 6 gross (2.42 net) development wells, all of which were successful. We had no wells drilling in the region at December 31, 2001.

   Our share of proved reserves associated with our north Louisiana fields totaled approximately 68.3 Bcfe at January 1, 2002. Pursuant to a 1999 agreement with Phillips Petroleum Company, we own the VORI through March 2003 and a 1% override on the excess of production above the VORI from the Sailes and West Bryceland fields in north Louisiana. Included in the reserve base for north Louisiana are proved reserves associated with the VORI of 10.4 Bcfe at January 1, 2002. Production from the VORI is non-cost-bearing except for related gathering, transmission and compression costs, and severance and production taxes. VORI gas volumes are taken in kind and marketed by us.

   South Louisiana. Our operations in this region are primarily focused in the Houma Embayment and Terrebonne Trough areas of Terrebonne Parish. These areas contain high-quality reservoir rock, contributing to high production rates. Wells are typically drilled to a depth of approximately 11,000 to 19,000 feet. Our share of proved reserves associated with these fields totaled approximately
60.3 Bcfe at January 1, 2002. Production from our south Louisiana properties generally receives premium wellhead prices because of the close proximity of the properties to transportation and market locations, and because of their rich condensate content. We believe these factors partially offset the higher operating costs associated with higher formation pressures, salt water disposal and inland water well locations associated with the region. In 2001, we participated in 4 gross (1.66 net) exploration wells and 3 gross (1.51 net) development wells, of which 2 gross (.46 net) exploration wells and the 2 gross (1.01 net) development wells were successful. We had no wells drilling in the region at December 31, 2001.

   Offshore. Our operations in this region are primarily focused in the shallow waters of the Gulf of Mexico, offshore Texas and Louisiana. We participated in drilling 2 gross (1.18 net) exploration wells during 2001 with neither being successful. Our share of proved reserves associated with the Gulf of Mexico region total approximately 28.2 Bcfe at January 1, 2002.

Joint Venture Partnerships

   We also participate in joint ventures with industry partners to accelerate the exploration and evaluation of our properties, gain an entry position in other high-quality prospects and to mitigate the risks associated with exploratory drilling projects.

   In the Texas Gulf Coast area, we have an exploration and development agreement with a private company covering two areas of mutual interest ("AMI") and rights to proprietary 3-D seismic data. In the 64,000 acre Papalote AMI area located in Bee and San Patricio Counties, we participate with a 25% working interest. This area has undergone a fairly active shallow drilling program with 14 successes out of 20 wells (70% success) drilled since the program began in late 2000. The Driscoll AMI area in Jim Wells and Duval Counties, Texas was the site of one well during 2001, which was completed but did not produce commercial hydrocarbons. This Driscoll area is also covered by a 90 square mile proprietary 3-D seismic survey and additional prospects and leads are being evaluated.

   Another joint venture arrangement is in place in the southern part of Alabama in Conecuh County. In this area, Contour and its partners have assembled an acreage position on prospective areas. The first of three potential prospect areas has been drilled and although pipe was set on the well and a completion attempted, commercial oil production was not established in the wellbore. Additional prospects are being evaluated and may be advanced for drilling during 2002.

Estimated Proved Reserves

   The following table sets forth the estimated quantities of proved and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas owned by the Company for the years ended December 31, 1999, 2000 and 2001, which were prepared by H.J. Gruy and Associates, Inc. ("Gruy"), independent petroleum engineers.

                           Estimated Proved Reserves

                                        Year Ended December 31,
                            --------------------------------------------------
                                  1999             2000             2001
                            ----------------  ---------------  ---------------
                              Oil     Gas       Oil     Gas      Oil     Gas
                            (Mbbls)  (Mmcf)   (Mbbls) (Mmcf)   (Mbbls) (Mmcf)
                            ------- --------  ------- -------  ------- -------
Proved Reserves:
  Beginning balance........  5,294   283,559   7,623  158,700   7,362  137,303
  Revisions of previous
   estimates...............  1,262   (10,774)   (285)  (4,395)    186   (9,524)
  Purchases of reserves in
   place...................     --        --       6      324      --       --
  Extensions and
   discoveries.............  1,762    15,620     488   17,067   1,296    5,511
  Sale of reserves in place
   (1).....................   (328) (107,313)     (3) (16,620)     --       --
  Production...............   (367)  (22,392)   (467) (17,773)   (340) (20,253)
                             -----  --------   -----  -------   -----  -------
    Ending balance.........  7,623   158,700   7,362  137,303   8,504  113,037
                             =====  ========   =====  =======   =====  =======
Proved Developed Reserves:
  Producing (2)............  2,039    94,798   1,957   77,788   1,405   60,180
  Non-producing............    647    29,089     647   27,276   1,370   19,919
                             -----  --------   -----  -------   -----  -------
    Total proved
     developed.............  2,686   123,887   2,604  105,064   2,775   80,099
                             =====  ========   =====  =======   =====  =======

--------
(1) Includes sale of reserves to Phillips Petroleum Company in 1999 and the sale of a portion of the VORI in March 2000.
(2) 1999, 2000 and 2001 includes 3 Mbbls and 40,835 Mmcf, 3 Mbbls and 20,172 Mmcf, and 2 Mbbls and 10,417 Mmcf, respectively, associated with the Company's interest in the VORI.

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

Production, Price and Cost History

   The following table sets forth certain production data, average sales prices and average production expenses attributable to Contour's properties for 1999, 2000 and 2001. Detailed additional information concerning Contour's natural gas and oil production activities is contained in the Supplementary Information in Note 14 in Notes to Consolidated Financial Statements included elsewhere in this Report.

                                                          Year Ended December
                                                                  31,
                                                          --------------------
                                                           1999   2000   2001
                                                          ------ ------ ------
Production data:
  Oil and other liquid hydrocarbons (Mbbls)..............    367    467    340
  Natural gas (Mmcf)..................................... 22,392 17,773 20,253
  Natural gas equivalent (Mmcfe)......................... 24,594 20,575 22,291

Average sales price per unit (including effects of
 hedging)(1):
  Oil and other liquid hydrocarbons (per Bbl)............ $16.77 $27.39 $24.10
  Natural gas (per Mcf)..................................   2.27   3.39   4.25
  Natural gas equivalent (per Mcfe)......................   2.32   3.55   4.23

Average production expenses per Mcfe(2).................. $  .78 $  .68 $  .67

--------
(1) 2001 includes $1.2 million (natural gas) and $0.1 million (oil) of non-cash hedging revenues from Enron North America.
(2) Production expenses include lifting costs, severance and ad valorem taxes and transportation and compression expenses.

 Productive Wells and Acreage

   As of December 31, 2001, Contour had leaseholdings comprising 129,505 gross (39,787 net) developed acres and 153,671 gross (63,921 net) undeveloped acres, all located within the continental United States. The oil and gas leases in which Contour has an interest are for varying primary terms and many, particularly in south Louisiana, require the payment of delay rentals in lieu of drilling operations. In north Louisiana, most of Contour's leasehold interests are held by production; that is, so long as natural gas and oil are produced from the properties covered thereby, the leases continue indefinitely. The leases may be surrendered at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals, if applicable.

   The following table sets forth Contour's ownership interests in its leaseholds as of December 31, 2001.

                                         Developed(1)         Undeveloped(2)
                                     --------------------- ---------------------
                                     Gross Acres Net Acres Gross Acres Net Acres
                                     ----------- --------- ----------- ---------
Louisiana...........................    66,024    17,068      63,776    26,831
Texas...............................    22,129     4,554      46,194    11,171
Offshore............................    30,881    17,028       4,691     1,439
Other states........................    10,471     1,137      39,010    24,480
                                       -------    ------     -------    ------
  Total.............................   129,505    39,787     153,671    63,921
                                       =======    ======     =======    ======

--------
(1) Acres spaced or assignable to productive wells.
(2) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether that acreage contains proved reserves.

   As of December 31, 2001, Contour had working interests in 229 gross (67.1 net) productive gas wells and 42 gross (6.9 net) productive oil wells. Additionally, Contour had working interests in 10 gross (3.7 net) gas wells and 1 gross (.51 net) oil well that were capable of production.

 Exploration and Development

   The following table sets forth the number of gross and net productive and dry exploratory and development wells drilled by the Company.

                                                    Year Ended December 31,
                                                --------------------------------
                                                   1999       2000       2001
                                                ---------- ---------- ----------
                                                Gross Net  Gross Net  Gross Net
                                                ----- ---- ----- ---- ----- ----
North Louisiana:
 Exploratory wells:
  Oil..........................................   --    --   --    --   --    --
  Natural gas..................................   --    --   --    --   --    --
  Dry..........................................   --    --   --    --   --    --
                                                 ---  ----  ---  ----  ---  ----
    Total......................................   --    --   --    --   --    --
                                                 ===  ====  ===  ====  ===  ====
 Development wells:
  Oil..........................................   --    --   --    --   --    --
  Natural gas..................................    6  1.36    2   .98    6  2.42
  Dry..........................................   --    --    1   .32   --    --
                                                 ---  ----  ---  ----  ---  ----
    Total......................................    6  1.36    3  1.30    6  2.42
                                                 ===  ====  ===  ====  ===  ====
 Total north Louisiana:
  Producing....................................    6  1.36    2   .98    6  2.42
  Dry..........................................   --    --    1   .32   --    --
                                                 ---  ----  ---  ----  ---  ----
    Total......................................    6  1.36    3  1.30    6  2.42
                                                 ===  ====  ===  ====  ===  ====
South Louisiana:
 Exploratory wells:
  Oil..........................................    1   .50   --    --   --    --
  Natural gas..................................    1   .34    2   .83    2   .46
  Dry..........................................   --    --   --    --    2  1.20
                                                 ---  ----  ---  ----  ---  ----
    Total......................................    2   .84    2   .83    4  1.66
                                                 ===  ====  ===  ====  ===  ====
 Development wells:
  Oil..........................................   --    --   --    --    1   .01
  Natural gas..................................    1   .18   --    --    1  1.00
  Dry..........................................    1   .50    1   .46    1   .50
                                                 ---  ----  ---  ----  ---  ----
    Total......................................    2   .68    1   .46    3  1.51
                                                 ===  ====  ===  ====  ===  ====
 Total south Louisiana:
  Producing....................................    3  1.02    2   .83    4  1.47
  Dry..........................................    3   .50    1   .46    3  1.70
                                                 ---  ----  ---  ----  ---  ----
    Total......................................    6  1.52    3  1.29    7  3.17
                                                 ===  ====  ===  ====  ===  ====

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   1999       2000       2001
                                                 --------- ---------- ----------
                                                 Gross Net Gross Net  Gross Net
                                                 ----- --- ----- ---- ----- ----
Offshore:
 Exploratory wells:
  Oil...........................................   --   --    1   .06   --    --
  Natural gas...................................    1  .18    1   .33   --    --
  Dry...........................................    -    -    1   .08    2  1.18
                                                  ---  ---  ---  ----  ---  ----
    Total.......................................    1  .18    3   .47    2  1.18
                                                  ===  ===  ===  ====  ===  ====
 Development wells:
  Oil...........................................    1  .18   --    --   --    --
  Natural gas...................................   --   --   --    --   --    --
  Dry...........................................    1  .18   --    --   --    --
                                                  ---  ---  ---  ----  ---  ----
    Total.......................................    2  .36   --    --   --    --
                                                  ===  ===  ===  ====  ===  ====
 Total Offshore:
  Producing.....................................    2  .36    2   .39   --    --
  Dry...........................................    1  .18    1   .08    2  1.18
                                                  ---  ---  ---  ----  ---  ----
    Total.......................................    3  .54    3   .47    2  1.18
                                                  ===  ===  ===  ====  ===  ====
South Texas & Other onshore:
 Exploratory wells:
  Oil...........................................   --   --   --    --   --    --
  Natural gas...................................   --   --    4  1.00   11  2.60
  Dry...........................................   --   --    5  1.48   10  3.51
                                                  ---  ---  ---  ----  ---  ----
    Total.......................................   --   --    9  2.48   21  6.11
                                                  ===  ===  ===  ====  ===  ====
 Development wells:
  Oil...........................................   --   --   --    --   --    --
  Natural gas...................................   --   --    2   .02   --    --
  Dry...........................................    1  .29    1   .25   --    --
                                                  ---  ---  ---  ----  ---  ----
    Total.......................................    1  .29    3   .27   --    --
                                                  ===  ===  ===  ====  ===  ====
 Total south Texas & other onshore:
  Producing.....................................   --   --    6  1.02   11  2.60
  Dry...........................................    1  .29    6  1.73   10  3.52
                                                  ---  ---  ---  ----  ---  ----
    Total.......................................    1  .29   12  2.75   21  6.12
                                                  ===  ===  ===  ====  ===  ====

   As of December 31, 2001, the Company had no wells drilling.

 Marketing of Natural Gas and Crude Oil

   We do not refine or process any significant portion of the oil and natural gas we produce. Substantially all of the our natural gas is sold under term contracts, contracts providing for periodic price adjustments or in the spot market. Our revenue streams are therefore sensitive to changes in current market prices. Our sales of crude oil, condensate and natural gas liquids generally are made at prices related to posted field prices.

   In addition to marketing our natural gas production, we secure gas transportation arrangements, provide nomination and gas control services, supervise gas aggregation operations and perform revenue receipt and disbursement services as well as regulatory filing, recordkeeping, inspection, testing, monitoring and marketing functions.

   We believe that these activities are not currently constrained by a lack of adequate transportation systems or system capacity and do not foresee any material disruption in available transportation for our production. However, there can be no assurance that we will not encounter these constraints in the future. In that event, we would be forced to seek alternate sources of transportation and may face increased costs.

 Hedging Activities

   Periodically, Contour uses forward sales contracts, natural gas and crude oil price swap agreements, natural gas basis swap agreements and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. Contour does not engage in speculative transactions. During 2001, Contour used collars (a combination of a put option and a call option) to hedge its exposure to possible declines in natural gas and crude oil prices. Additional information concerning hedging activities of Contour and the impact of the Enron North America bankruptcy filing during 2001 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Activities" and in Note 11 in Notes to Consolidated Financial Statements contained elsewhere in this report.

Competition

   We operate in a highly competitive environment with respect to exploring, developing and acquiring reserves, marketing oil and natural gas and securing trained personnel. Many of our larger competitors possess and employ financial and personnel resources substantially greater than those available to us. Such companies may be better able to financially withstand the costs of unsuccessful exploration and development activities. Such companies may also be able to pay more for productive oil and natural gas properties and to define, evaluate, bid for and purchase a greater number of properties than our financial or personnel resources permit. Our ability to acquire additional reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. There can be no assurance that we will be able to compete successfully in the future in acquiring reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel, and raising additional capital.

Title to Properties

   Our properties, in addition to being mortgaged to secure the Notes, are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other customary burdens, including other mineral encumbrances and restrictions. We do not believe that any mortgage, lien or other burden materially interferes with the use of such properties in the operation of our business.

   We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. Title investigation is made, and title opinions of local counsel are generally obtained before commencement of drilling operations or at least in connection with the preparation of division orders when production is obtained and the revenues therefrom are allocated.

Employees

   As of December 31, 2001, the Company had 47 employees. The Company's staff includes employees experienced in acquisitions, geology, geophysics, petroleum engineering, land acquisition and management, finance and accounting. None of the Company's employees are represented by a union. The Company has not experienced an interruption in its operations due to any labor dispute and believes that its working relationships with its employees are satisfactory.

Regulation

   General. The production, processing, marketing, and transportation of oil and gas, and planned terminaling and storage of oil and gas storage by us are subject to federal, state and local regulations which can have a significant impact upon the Company's overall operations.

   Exploration and Production. The availability of a ready market for oil and natural gas production depends on numerous regulatory factors beyond our control. Our operations are subject to various regulations at the federal, state and local levels. These regulations include:

  .  requiring permits for the drilling of wells;

  .  maintaining bonding requirements to drill or operate wells; and

  . regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with well operations.

   Our operations also are subject to various conservation regulations. These include:

  .  the regulation of the size of drilling and spacing units;

  .  the density of wells that may be drilled; and

  .  the unitization or pooling of gas and oil properties.

   In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibiting the venting or flaring of gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

   Federal Regulation. Historically, the transportation and sales for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and Federal Energy Regulatory Commission ("FERC") regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated price for all "first sales" of natural gas. Thus, all sales of gas by us may be made at market prices, subject to applicable contract provisions. Sales of gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

   Beginning in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636") which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all gas shippers. The FERC has stated that it intends for Order No. 636 and its future restructuring activities to foster increased competition within all phases of the gas industry. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell gas in the marketplace.

   The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of gas. For example, in February 2000, the FERC issued Order No. 637, which;

  . lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year;

  . permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods;

  .  encourages, but does not mandate, auctions for pipeline capacity;

  .  requires pipelines to implement imbalance management services;

  . restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders; and

  .  implements a number of new pipeline reporting requirements.

   Order No. 637 also requires the FERC staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

   We cannot predict what further action the FERC will take on these matters, nor can we accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects our competitors.

   The Outer Continental Shelf Lands Act ("OCSLA"), which the FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. However, on April 13, 2000, the FERC issued Order No. 639 as a vehicle to assure shippers using OCS facilities of open access and nondiscriminatory conditions of service, including nondiscriminatory rates. To achieve such assurances, the FERC required that virtually all non-proprietary pipeline transporters of gas on the Outer Continental Shelf report information on their affiliations, rates and conditions of service. The reporting requirements established by the FERC in Order No. 639 may apply, in certain circumstances, to operators of production platforms and other facilities on the Outer Continental Shelf, with respect to gas movements across such facilities. The rehearing order (Order 639-A) issued August 2, 2000, slightly modified the original order, but maintained its material provisions.

   The FERC retains authority under the OCSLA to exercise jurisdiction over gatherers and other entities outside the reach of its NGA jurisdiction if necessary to ensure non-discriminatory access to service on the Outer Continental Shelf. We do not believe that any FERC action taken under its OCSLA jurisdiction will affect us in a way that materially differs from the way it affects other gas producers, gatherers and marketers.

   Additional proposals and proceedings that might affect the gas industry are pending before Congress, the FERC and the courts. The gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

   Sales and Transportation of Oil. Our sales of crude oil, condensate and gas liquids are not currently regulated, and are subject to applicable contract provisions made at market prices. In a number of instances, however, the ability to transport and sell our products is dependent on pipelines whose rates, terms and conditions of service are subject to the FERC's jurisdiction under the Interstate Commerce Act. In other instances, our ability to transport and sell our products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.

   The regulation of pipelines that transport oil, condensate and natural gas liquids generally is more light-handed than the FERC's regulation of gas pipelines under the NGA. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances.

   Federal Leases. We hold federal oil and gas leases in the Gulf of Mexico, offshore Louisiana, Texas and Alabama. Federal oil and gas leases covering the Gulf of Mexico area are administered by the Minerals Management Service ("MMS") pursuant to the OCSLA. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.

   For offshore operations, lessees must obtain MMS approval for exploration, development and production plans before the commencement of operations. In addition to permits required from other agencies like the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS before the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of gas, and has proposed to amend its regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.

   To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. Under some circumstances, the MMS may require operations on federal leases to be suspended or terminated. Furthermore, the MMS generally requires that offshore facilities be dismantled and removed within one year after production ceases or the lease expires. However, on July 7, 2000, the MMS published proposed rules under which the offshore structures may be left in place, subject to EPA approval. As of the date of this report, these proposed rules have not yet been adopted.

   The MMS also administers the collection of royalties under the terms of the OCSLA and the oil and gas leases issued under the Act. The amount of royalties due is based upon the terms of the oil and gas leases as well as of the regulations promulgated by the MMS. These regulations are amended from time to time, and the amendments can affect the amount of royalties that we are obligated to pay to the MMS. The MMS recently issued a final rule that amended its regulations governing the regulation of crude oil production from federal leases. This new rule, which became effective June 1, 2001, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. This new rule has been challenged in federal court. We can not predict whether this rule will be upheld nor can we predict whether the MMS will take further action on this matter. However, we do not believe that these regulations or any future amendments will affect us in a way that materially differs from the way it affects other oil and gas producers, gathers and marketers.

   State Regulation. Most states regulate the production and sale of oil and gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

   Environmental Regulations. We take seriously the various federal environmental laws, including the National Environmental Policy Act; the Clean Air Act of 1990, as amended ("CAA"); Oil Pollution Act of 1990, as amended ("OPA"); Water Pollution Control Act, as amended ("FWPCA"); the Resource Conservation and Recovery Act as amended ("RCRA"); the Toxic Substances Control Act; and the Comprehensive Environmental

Response, Compensation and Liability Act, as amended ("CERCLA"), and the various state and local environmental laws, and the regulations adopted pursuant to such law, governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. In particular, our drilling, development and production operations, our activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation, and violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs are not reasonably ascertainable. Such areas affected include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities and plug and abandon inactive well sites and pits.

   Environmental regulations historically have been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, we do not believe that changes to these regulations will materially adversely affect our competitive position because our competitors are similarly affected. A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the remediation of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We maintain insurance, which may provide protection to some extent against environmental liabilities, but the coverage of such insurance and the amount of protection afforded thereby cannot be predicted with respect to any particular possible environmental liability and may not be adequate to protect us from substantial expense.

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

   We believe we are in substantial compliance with environmental regulations; however, we are unable to predict the impact that compliance with future regulations may have on our capital expenditures, earnings and competitive position.

   The CAA requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe implementation of such amendments will not have a material adverse effect on our financial condition or results of operations. RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements (and liability for failure to meet such requirements) on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes.

   CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, we may be jointly and severally liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although we have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

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

Risk Factors

   The Company cautions that the following risk factors could affect its actual results in the future in addition to risks identified in "Estimated Proved Reserves--Uncertainties in Estimating Reserves and Future Net Cash Flows" included elsewhere in this Report.

   Substantial Leverage--Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our current indebtedness.

   We have a significant amount of indebtedness. The following chart shows certain important credit statistics (with dollar amounts shown in thousands):

                                                                    December 31,
                                                                        2001
                                                                    ------------
   Total debt per balance sheet....................................  $ 258,056
   Stockholders' deficit...........................................  $(103,584)
   Debt to equity ratio............................................       (2.5)

                                                        2002    2003     2006
                                                       ------ -------- --------
   Debt repayment obligations......................... $4,200 $100,800 $155,000

   Our substantial indebtedness could:

  . increase our vulnerability to general adverse economic and industry conditions;

  . limit our ability to fund future working capital, capital expenditures and other general corporate requirements;

  . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  . limit our flexibility in planning for, or reacting to, changes in our industry;

  . place us at a competitive disadvantage compared to our competitors that have less debt; and

  . limit, along with the financial and other restrictive covenants in our debt instruments, among other things, our ability to borrow additional funds. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

   Ability to Service Debt--To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

   Approximately $35 million in cash interest and principal payments become due in 2002, including $4.2 million in early redemptions for our 14% Senior Secured notes. The 14% Senior Secured notes mature on April 15, 2003 with a final payment of $98.7 million. We do not anticipate that our business will generate sufficient cash flow from operations to repay this debt. Neither can we assure that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or refinance our indebtedness on commercially reasonable terms or at all.

   We require substantial capital to fund our exploration and production activities.

   Historically, we have financed our operational activities (including acquisitions, exploration and development of oil and natural gas properties) primarily through the issuance of debt and equity securities and with internally generated funds. We do not currently have ready access to additional sources of financing for these activities outside of internally generated cash flows and proceeds from asset sales. Therefore, no assurance can be given that we will have adequate funds available to fund our operational activities and carry out our strategy. The terms of our current debt instruments severely restrict our ability to incur additional debt and also significantly restrict our ability to engage in asset sales without applying at least some of the proceeds to the repayment of existing debt. The depressed commodity price uncertainty coupled with the Enron North American default of hedge contracts may cause the Company to reduce its 2002 budgeted capital expenditure program which would likely have a negative impact on future production levels, cash flows, and replacement of proved reserves.
   We may not be able to replace our reserves.

   Without successful exploration, development or acquisition activities, our reserves and revenues will decline over time. Exploration, the continuing development of reserves, and acquisition activities will require significant expenditures. Funds for these expenditures are currently provided only from cash on hand and cash flow from operations. Our cash flows are heavily dependent on natural gas prices and our ability to maintain or increase production levels. A deterioration in either or both of these key factors could hinder our ability to replace reserves.

   Volatile oil and natural gas prices may adversely affect our financial results.

   Our financial results are affected significantly by the prices received for our natural gas and crude oil production. In recent months the markets for natural gas and crude oil have been severely affected by world events and softness in demand and have been especially volatile. We try to manage price volatility risks by entering into oil and gas hedging arrangements, but such arrangements do not provide full protection. Our future financial condition and results of operations will depend upon the prices received for our oil and natural gas production, as well as the costs of finding, acquiring, developing and producing reserves.

   Operating Risks; Insurance--Our business could be adversely affected by certain operating risks, and our insurance may not be adequate to cover all losses or liabilities we might incur in our operations.

   Our operations are subject to many hazards. These hazards include explosions, blow-outs, reservoir damage, loss of well control, cratering, fires and damage to the environment. In addition, we are subject to seasonal risks caused by adverse weather conditions such as rain, flooding and high winds. These hazards and risks could cause the suspension of operations, damage to or destruction of equipment and the property of others and injury or death to field personnel. Like most companies in our industry, we have experienced some of these incidents in our operations. The frequency and severity of these incidents affect our operating costs and our relationships with customers, employees and regulators. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could affect our ability to obtain insurance and could have a material adverse effect on our business. We have insurance, customary in the industry, to protect against these liabilities. However, this insurance is capped at $51 million per incident and does not provide coverage for all liabilities. Our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. To the extent our liability for any particular loss or liability exceeds the $51 million cap, we would incur costs for the excess. Moreover, the cost of obtaining insurance increased dramatically in 2001 for the industry as a whole. Our cost more than doubled in 2001 from the prior year. Recent catastrophic events may cause the insurance market to continue to tighten. As a result, we may not be able to maintain insurance at adequate levels or at reasonable rates and particular types of coverage may not be available in the future.

   Our operations are subject to many hazards that are unique to the oil and gas industry.

   Oil and gas drilling activities are subject to numerous risks, including the risk that no commercially viable oil or natural gas production will be obtained. Many of these risks are beyond our control. Our decisions to purchase, explore or develop a prospect or property will depend in part on our evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells often is uncertain, and overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Technical problems encountered in actual drilling, completion and workover activities can delay those activities and add substantial costs to a project. Further, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices and limitations in the market for products.

   The marketability of our production may be limited.

   The availability of a ready market for our oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. Natural gas wells may be partially or totally shut in for lack of a market or because of inadequacy or unavailability of natural gas processing, pipeline or gathering system capacity.

   We encounter risk in our hedging activities and with our counter-parties.

   In order to manage our exposure to price risks in the marketing of oil and natural gas, we have in the past and expect to continue to enter into oil and gas hedging arrangements. These arrangements may include futures contracts on the New York Mercantile Exchange, fixed price delivery contracts and financial swaps. These hedging arrangements may apply to only a portion of our production and provide only partial price protection against a decline in natural gas or oil prices. While intended to reduce the effects of volatility of the of price natural gas and oil, hedging transactions may limit potential gains if natural gas and oil prices rise substantially over the price established by the hedging transaction. Also, our hedging activities may not protect against a widening of price differentials between delivery points for our production and the delivery point assumed in the arrangement.

   We are also required to provide cash collateral for any hedges to cover the net exposure to our counter-parties. This not only limits the volume of production we can hedge, it could cause an increase in the collateral requirements beyond our ability to fund in a period of rising prices.

   We are also at risk to the failure of counter-parties to perform under the contracts. Our counter-party for the recent hedging contracts was Enron North America. See "Enron North America, et al in Business and Properties--General"; "Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Activities"; and Note 11 to consolidated financial statements contained elsewhere in these reports for a detailed discussion of the Enron situation and impact on the company.

Item 3. Legal Proceedings

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   On October 23, 2001, we solicited the consent of our shareholders to reclassify each share of our $2.625 Convertible Exchangeable Preferred Stock (the "Preferred Stock") into three shares of common stock of Contour and $7.25 in cash. Approval of the reclassification required a two-thirds approval of the Preferred Stock and a majority approval of the common stock and the Preferred Stock voting together as a single class. Only the holders of Preferred Stock were solicited, as the Company had previously received consent from the majority holder of the common stock. Of the 1,365,872 shares of Preferred Stock and the 13,210,995 shares of common stock of record outstanding on October 12, 2001, the record date, we received consents from holders of 918,702 shares, or 67.26%, of Preferred Stock and 7,214,405 shares, or 54.61%, of the common stock. Preferred Stock holders representing 78,187 shares, or 5.72%, returned consents indicating a vote against the proposed reclassification. On November 30, 2001, following receipt of the required consents, we consummated the reclassification of the Preferred Stock.

                                    PART II

Item 5. Market for the Company's Securities and Related Stockholder Matters

   The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "CONC". The Company's Preferred Stock was traded on the OTC Bulletin Board under the symbol "CONCP" until November 30, 2001 when the Company completed its Preferred Stock Reclassification, see note below. The price ranges presented below represent high and low sale prices for each quarter, as reported by the NASDAQ Stock Market, NASDAQ SmallCap Market and the OTC Bulletin Board.

                                                                 CONCP
                                                               Preferred
                                   CONC Common Stock         Stock Market
                                     Market Prices              Prices
                                   ---------------------     ----------------
                                     High         Low         High       Low
                                   --------    ---------     -------    -----
2000:
  First quarter................... $     1 7/8 $     .48     $     4    $  1 3/4
  Second quarter..................       2 5/8        1 1/32       7       2 7/8
  Third quarter...................       2 3/4    1.7812           8        6
  Fourth quarter..................       2 1/4          7/8       7 1/2     4
2001:
  First quarter................... $2.34375    $.1.21875     $10.375    $6.50
  Second quarter..................     3.99      1.84375       12.75     8.25
  Third quarter...................     2.11         1.00       10.10     7.20
  Fourth quarter..................     1.65          .61       10.25     8.49

   As of February 21, 2002, there were approximately 1,252 record holders of Common Stock.

   Preferred Stock Reclassification. In November 2001, the Company completed its preferred stock reclassification resulting in the preferred shareholders exchanging each preferred share for $7.25 in cash and three shares of the Company's common stock. As a result, the preferred stock was extinguished and
4.1 million shares of common stock were issued to the preferred shareholders. Trading for the preferred stock ceased on November 30, 2001. Following the reclassification of the Preferred Stock, the two directors of the Company elected by the holders of Preferred Stock resigned from the Company's board and were not replaced.

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

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES
                   (In thousands, except per share amounts)

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1997      1998      1999      2000      2001
                               --------  --------  --------  --------  --------
Income Statement Data:
Oil and gas revenues (2).....  $ 78,329  $ 84,584  $ 57,552  $ 73,360  $ 94,013
Interest and other income....       274       505     1,974     1,618     1,935
Unrealized loss on derivative
 instruments.................        --        --        --        --      (206)
Gain on sale of properties
 (1).........................        --        --    25,863     7,310         6
                               --------  --------  --------  --------  --------
  Total revenues.............    78,603    85,089    85,389    82,288    95,748
                               --------  --------  --------  --------  --------
Production expenses (2)......    13,420    25,312    18,986    14,025    14,873
Exploration expenses.........     5,433    12,034     5,736     8,034    19,833
General and administrative
 expenses....................     6,875     7,077     7,463     7,112     8,173
Interest and other debt
 expenses....................    25,071    33,333    38,002    34,402    34,386
Depreciation, depletion and
 amortization................    25,853    38,602    35,986    25,100    24,283
Impairment of oil and gas
 properties (3)..............        --    25,738        --     5,156     2,360
Impairment of derivative
 instruments (4).............        --        --        --        --     9,981
                               --------  --------  --------  --------  --------
Income (loss) before income
 taxes and extraordinary
 item........................     1,951   (57,007)  (20,784)  (11,541)  (18,141)
Provision for taxes..........        --        --        --        --        --
                               --------  --------  --------  --------  --------
Net income (loss) before
 extraordinary item..........     1,951   (57,007)  (20,784)  (11,541)  (18,141)
Extraordinary gain (5).......        --        --    11,051        --        --
                               --------  --------  --------  --------  --------
Net income (loss)............  $  1,951  $(57,007) $ (9,733) $(11,541) $(18,141)
                               ========  ========  ========  ========  ========
Basic and diluted loss per
 common share before
 extraordinary item(5) (6)...  $   (.26) $  (4.89) $  (1.94) $  (1.14) $  (1.54)
Basic and diluted loss per
 common share(6) (7).........  $   (.26) $  (4.89) $  (1.08) $  (1.14) $  (1.54)
Weighted average common
 shares outstanding (7)......    10,076    12,578    12,871    13,212    13,559

                                            As of December 31,
                               ------------------------------------------------
                                 1997      1998      1999      2000      2001
                               --------  --------  --------  --------  --------
Balance Sheet Data:
Property and equipment, net..  $293,613  $256,455  $165,756  $136,737  $129,520
Long term debt, excluding
 current maturities..........   291,286   292,523   255,737   256,798   253,856
Stockholders' deficit........    (5,621)  (66,939)  (76,303)  (87,844) (103,584)
Total assets.................   327,705   291,220   211,291   194,875   181,533

--------
(1) Reflects the gain on the sale of properties to Phillips in 1999 and the sale of the Company's interest in the East Cameron area and a portion of the VORI in 2000. See Note 3 in Notes to Consolidated Financial Statements.

(2) Transportation and compression expenses of $2.5 million, $5.4 million, $3.4 million and $2.0 million for the years ended December 31, 1997, 1998, 1999 and 2000, respectively, have been included in production expense and removed from oil and gas revenues.
(3) Reflects non-cash impairment charges against the carrying value of proved properties under SFAS 121 and unproved properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 in Notes to Consolidated Financial Statements.
(4) Reflects non-cash impairment of derivative assets due to Enron North America's bankruptcy filing in accordance with SFAS 133. See Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 in Notes to Consolidated Financial Statements.
(5) The extraordinary gain of $11.1 million in 1999 was related to debt repurchases and refinancing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(6) Dividends on the Company's cumulative preferred stock serve to increase the "Net Loss Before Extraordinary Item" and "Net Loss" in calculating related per share amounts, whether or not declared, and amounted to $4.6 million, $4.6 million, $4.2 million, $3.6 million and $2.8 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively.
(7) Reflects the Company's 1 for 10 reverse stock split in 1999. See Note 5 in Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information should be read in conjunction with the information contained in the Financial Statements of the Company included elsewhere in this Report.

 General

   Introduction. Contour Energy Co. and its consolidated subsidiaries (the "Company") are engaged in natural gas and oil exploration, development, production and acquisition activities. The Company's 2001 development activities were focused primarily on exploiting its north and south Louisiana properties and exploration activities on its south Louisiana and south Texas properties. In 2001, the Company drilled or participated in 27 gross exploratory wells and 9 gross development wells of which 21 gross (6.48 net) wells were successful.

   General Conditions of the Oil and Natural Gas Industry and Commodity Prices. The prices of natural gas and oil remained strong during the first half of 2001. However, cash prices and NYMEX based prices for both natural gas and oil declined significantly during the second half of 2001 and early 2002, reflecting the volatility of commodity prices. Natural gas prices over the past six months have averaged below $2.50/Mcf and crude prices below $20.00/Bbl. While prices of both commodities appear to be improving, the uncertainty of future commodity prices could cause the Company to reduce its capital expenditure program which would likely have a negative impact on future production levels, cash flows, and replacement of reserves (See "Risk Factors"). For this reason, the Company has periodically utilized hedge contracts to protect against downward price fluctuations.

   Debt Maturities. The Company's 14% senior secured notes ("Senior Notes") are scheduled for redemption beginning with quarterly payments of $2.1 million each in July and October 2002 and January 2003. The final payment totaling $98.7 million is due on April 15, 2003. The Company does not anticipate having sufficient cash to make the full redemption due in April 2003. Therefore, to avoid default under the indenture governing the Senior Notes, we must raise additional funds prior to that date sufficient to replace the Senior Notes. However, a refinancing of this debt may be difficult to execute in the current environment given the amount of our total debt relative to our assets. As a result, we have engaged an investment banker to evaluate and advise on the various alternatives that may be available to us including a conversion of debt to equity, a sale of assets, an infusion of equity, a merger with another industry company, or any combination thereof.

   We are currently engaged in negotiations with certain holders of our debt that may lead to a debt restructuring. A possible outcome of the discussions may include a conversion of a portion of the Company's debt into equity. We have informed the trustees that payment of interest due April 15, 2002 totaling $15.4 million on the two classes of debt will be deferred pending results of negotiations. We can provide no assurance of a satisfactory outcome of these negotiations. It is likely that a successful debt restructuring will require authorization and issuance of a significant amount of new common stock that will result in severe dilution to existing holders of the Company's common stock.

   Contractual Obligations. The following table shows Contour's obligations under contract (in thousands).

                                                                 After
   Contractual Obligations    2002    2003   2004 2005   2006     2006   Total
   -----------------------   ------ -------- ---- ---- --------- ------ --------
   Long-term debt..........  $4,200 $100,800 $ -- $ -- $ 155,000 $   -- $260,000
   Operating leases........     534      460  544  544       533  1,046    3,661
                             ------ -------- ---- ---- --------- ------ --------
     Total.................  $4,734 $101,260 $544 $544 $ 155,533 $1,046 $263,661
                             ====== ======== ==== ==== ========= ====== ========

 Critical Accounting Policies

   Introduction. The forgoing describes the critical accounting policies used by Contour in reporting its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, Contour's reported results of operations would be different should it employ an alternative accounting method.

   Successful Efforts Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation SX the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, Contour has chosen to follow the successful efforts method. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there are risk associated with future success and as such earnings are best represented by attachment to the drilling operations of the Company.

   Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit of production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit of production basis over the life of the related reserves. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

   In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. The Company's oil and gas reserves are mature, but still have a relatively long life. However, even a temporary drop in prices can have a material impact on its business.

   Estimated Abandonment or Site Restoration. The estimated costs of future abandonment and site restoration, net of anticipated salvage values, are amortized on a unit-of-production basis over the life of the related reserves. The amortization of these costs is included on Contour's Statements of Loss under depreciation, depletion and amortization expense.

   Unproved Property. At December 31, 2001, the Company has unproven property on its balance sheet totaling $16.1 million, representing unproven leasehold costs that are not being amortized pending evaluation of the respective leasehold for future development. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

   Derivative Instruments and Hedging Activities. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI").

   The Company has designated its natural gas and crude oil derivative instruments as cash flow hedges, as defined by SFAS 133. When designating a derivative instrument as a hedge, SFAS 133 requires, at inception, that the Company demonstrate that historically the value of the underlying asset being hedged closely follows the value of the derivative instrument. The Company used regression analysis to establish the effectiveness of each of its derivative instruments during transition. It will continue to use this method for any new hedge transactions in the future. Once deemed effective and designated as a hedge the change in the intrinsic value of the derivative instrument is reported through OCI with the change in the ineffective value (time value, volatility) reported through earnings. The offset is in the Company's balance sheet in the form of an asset or a liability. Gains or losses on the derivative instrument reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

 Hedging Activities

   In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, 2000 and 2001, the Company used price swap agreements and collars. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling the Company must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counterparty must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships (1992 and 1994 Development Drilling Partnerships) for 1999 and 2000. Beginning in 2001, the Company no longer hedges the production of these subsidiary partnerships.

   For 2000, the Company hedged approximately 72% of its natural gas production using price swap agreements 48% and a costless collar 24%. The average price received under the swap agreements was $2.56/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price. Additionally, the Company hedged approximately 66% of its crude oil production using price swap agreements 41% and costless collars 25%. The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. Hedging activities decreased crude oil and natural gas revenues by approximately $11.9 million in 2000.

   Entering 2001, the Company had three natural gas collars in place, each for 15,000 Mmbtus per day totaling 45,000 Mmbtus per day for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at a closing Index Price above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moved to an Index Price plus $0.55 /Mmbtu. The terms of the second collar included a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at a closing Index Price above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moved to an Index Price plus $0.66/Mmbtu. The terms of the third collar included a ceiling of $5.33/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price. The Company also had hedged crude oil production using two costless collars. The first collar hedged 400 Bbls per day of crude oil for the period January through March 2001 at a ceiling of $32.48 and a floor of $27.20/Bbl. However, if the Index Price closed below $23.00/Bbl, the floor moved to an Index Price plus $4.20 /Bbl. The second collar hedged 500 Bbls per day of crude oil for the period January through December 2001 at a ceiling of $32.00 and a floor of $25.24/Bbl. However, if the Index Price closed below $22.00/Bbl, the floor moved to an Index Price plus $3.24 /Bbl. As a result of these transactions, the Company reported a decrease in crude oil and natural gas revenues of approximately $2.8 million in 2001.

   The Company hedged 20,000 Mmbtus per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu and 20,000 Mmbtus per day for July through December 2002 at a fixed price of $4.30/ Mmbtu.

   On December 2, 2001, Enron North America ("ENA") the Company's counterparty to the above transactions filed for bankruptcy protection. Subsequently, ENA failed to make payments relating to hedge contracts covering November and December 2001 crude oil and December 2001 natural gas, approximating $1.3 million. In accordance with SFAS 133, the ENA contracts no longer qualified for cash flow hedge accounting treatment and were adjusted to their fair market value, estimated to be $3.5 million. This treatment resulted in a fourth quarter charge to income of approximately $10 million. Furthermore, approximately $12.3 million representing deferred revenues related to the hedge positions are reflected in the Company's December 31, 2001 Balance Sheet as accumulated other comprehensive income. This amount will be reclassified to earnings in 2002 monthly as the hedge transactions were originally scheduled to occur. All related charges and revenues are non-cash.

   The Company is required to provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk. The built-in value of the ENA contracts was the primary source of the Company's collateral for placing additional hedges. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices.

 Other items

   Management Change. On March 8, 2001, the Company announced that John F. Bookout, Contour's President and Chief Executive Officer had informed the Board of Directors of his intention to retire effective April 30, 2001, and to step down as Chairman and a member of the Board of Directors effective May 30, 2001. Kenneth R. Sanders assumed the position of President and Chief Executive Officer effective April 30, 2001. Additionally, Rick G. Lester, the Company's Chief Financial Officer, was appointed Executive Vice President. Both Messrs. Sanders and Lester were elected directors of the Company.

   Preferred Stock Reclassification. In November 2001, the Company completed its preferred stock reclassification. The preferred shareholders exchanged each preferred share for $7.25 in cash and three shares of the Company's common stock. As a result, 4.1 million shares of common stock and $9.9 million were distributed to the preferred shareholders. At the close of business on November 30, 2001, the Company's $2.625 preferred stock and all accrued dividends were extinguished and the preferred stock ceased to be available for trading.

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

                                                                       Volumes
                                                                      (MMcf/day)
                                                                      ----------
   Calendar year 2001................................................    26.6
   Calendar year 2002................................................    21.6
   January-March 2003................................................    18.2

 Results of Operations

   Years Ended December 31, 2001 and 2000. The Company's oil and gas revenues increased $20.6 million, or 28%, to $94.0 million for 2001 compared to $73.4 million in 2000. This increase was primarily the result of higher natural gas prices and a 14% increase in natural gas production, partially offset by a 27% decrease in crude oil production and lower crude oil prices. Higher natural gas prices increased revenues by $14.7 million, including $1.3 million of non-cash gains from hedging, while higher natural gas production increased revenues by $10.5 million. The decrease in crude oil production and prices decreased revenues by $4.6 million in 2001 compared to 2000. The increase in natural gas production was primarily due to increased entitlements from the Company's VORI and new production from the Company's exploration and development activities, partially offset by normal declines in other producing areas. The decline in crude oil production represents normal declines in the Company's production areas.

   The Company's interest and other income increase to $1.9 million in 2001 compared to $1.6 million in 2000, primarily due to slot fee income derived from an offshore property in 2001.

   In 2000, the Company recognized $7.3 million in gains relating to the sale of a portion of the Company's VORI and its mostly non-producing interests in the East Cameron offshore area.

   Production expenses for 2001 increased to $14.9 million from $14.0 million in 2000, primarily from higher insurance costs, higher transportation and compression expenses and higher severance taxes due to a rate increase in Louisiana. These increases were partially offset by lower lifting costs. Lifting costs (production expenses less ad valorem, severance taxes and transportation and compression expenses) were $0.42 per Mcfe in 2001 compared to $0.51 per Mcfe in 2000, an 18% decrease.

   Exploration expenses increased to $19.8 million in 2001 from $8.0 million in 2000 due to an expanded exploration program and increased dry hole expense, delay rentals, seismic and a higher allocation of general and administrative cost to exploration activities.

   General and administrative ("G&A") expenses increased from $7.1 million in 2000 to $8.2 million in 2001. This increase was primarily attributable to charges of approximately $1.0 million for severance-related costs and $1.4 million for costs relating to the Company's unit performance plan, costs of the preferred stock reclassification, and settlement costs relating to litigation. These charges were partially offset by lower overall employee costs and a higher overhead allocation to exploration expense in 2001. Excluding these types of charges, G&A expense decreased to $5.8 million in 2001 or $0.26 per Mcfe.

   Interest and other debt expenses of $34.4 million were reported for both 2001 and 2000.

   Depreciation, Depletion & Amortization ("DD&A") expenses decreased 3% from $25.1 million in 2000 to $24.3 million in 2001, primarily as a result of a lower composite DD&A rate in 2001, partially offset by higher equivalent production volumes. The units-of-production DD&A rate for oil and gas activities was $1.08 per Mcfe in 2001 compared to $1.20 per Mcfe in 2000.

   In 2001, the Company reported a $10 million impairment of its derivative hedge assets resulting from the Enron bankruptcy filing, in accordance with SFAS 133. See above discussion on Hedging Activities.

   In 2001, the Company recognized a non-cash impairment charge of $2.4 million relating to undeveloped leasehold acreage for which the Company has no drilling plans. In 2000, the Company recognized non-cash impairment charges of $5.1 million. The impairment consisted of $2.1 million of undeveloped leasehold in areas in which the Company has no drilling plans, and $3.0 million related to unsuccessful development activities.

   The Company recognized a net loss of $(18.1) million in 2001 and a net loss of $(11.5) million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

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

   G&A expenses decreased from $7.5 million in 1999 to $7.1 million in 2000, including non-recurring charges of $1.9 million and $0.8 million, respectively. Excluding non-recurring charges, G&A expense increased to $6.3 million, an increase of 13%, compared to $5.6 million, reflecting lower third-party overhead recoveries due to the sale of north Louisiana properties to Phillips and a lower allocation to exploration activities. On a unit of production basis, G&A expense, excluding non-recurring charges, was $0.31 per Mcfe in 2000 compared to $0.23 per Mcfe in 1999.

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

   DD&A expenses decreased 30% from $36.0 million in 1999 to $25.1 million in 2000, primarily as a result of lower production due to the sale of north Louisiana properties to Phillips and $5.4 million less of DD&A expense in the current year associated with the Bayou Sauveur field. The units-of-production DD&A rate for oil and gas activities was $1.20 per Mcfe in 2000 compared to $1.43 per Mcfe in 1999. Excluding the impact of the Bayou Sauveur field, the DD&A rate for 2000 and 1999 was $1.13 and $1.17 per Mcfe, respectively.

   In 2000, the Company recognized non-cash impairment charges of $5.1 million. The impairment consisted of $2.1 million of undeveloped leasehold in areas in which the Company has no immediate drilling plans, and $3.0 million related to unsuccessful development activities. No impairment was recorded in 1999.

   The 1999 extraordinary gain of $11.1 million was related to debt repurchases and refinancings.

   The Company recognized a net loss of $(11.5) million in 2000 and a net loss of $(9.7) million in the prior year. The reasons for the earnings changes are described in the foregoing discussion.

 Liquidity and Capital Resources

   General. During the first half of 2001, the Company benefited from a steep increase in the level of commodity prices compared to historic levels. This increase provided us with near-term liquidity and capital for our ongoing operations. However, cash prices and NYMEX based prices for both oil and natural gas declined significantly during the second half of 2001 and early 2002, reflecting the volatility of commodity prices. Natural gas prices over the past six months have averaged below $2.50/Mcf and crude prices below $20.00/Bbl, resulting in a significant decrease in cash flows from prior levels. Our cash flows since November 2001 have also been negatively impacted by the loss of price protection because of the Enron bankruptcy.

   We continue to have significant debt outstanding relative to our asset base and pay a high portion of our cash flow to service such debt. We currently have $260 million principal amount of debt outstanding ($258.1 million recorded on the balance sheet at December 31, 2001, including $4.2 million in current maturities). Approximately $35 million in cash interest and principal payments become due in 2002, including $4.2 million in early redemptions for our Senior Notes. The Senior Notes mature on April 15, 2003 with a final payment of $98.7 million.

   Liquidity. Net cash provided by operating activities, before working capital adjustments, during 2001 aggregated $40.7 million. Funds used in investing activities were comprised of investments in exploration and development activities of $39.3 million and an increase of $1.2 million in restricted cash. Funds used in financing activities were for the redemption of the Company's preferred stock of $9.9 million. Cash equivalents increased from $18.4 million at December 31, 2000 to $21.8 million as of December 31, 2001. As of December 31, 2001, the Company had working capital of $8.8 million (net of $4.2 million of current maturities of long-term debt and $6.4 million of restricted cash), compared to working capital of $19.4 million (net of $5.2 million of restricted cash) at the end of 2000.

   Capital Resources. The Company does not currently have access to a revolving credit facility to supplement its cash needs. The terms of the Senior Notes and 10 3/8% Senior Subordinated Notes significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during 2002 from cash on hand and cash flows from operations. We do not anticipate having sufficient cash to make the final payment of $98.7 million due on our Senior Notes on April 15, 2003. As a result, we have engaged an investment banking firm to evaluate and advise on the various alternatives that may be available to us, including a conversion of debt to equity, a sale of assets, an infusion of equity, a merger with another industry company, or any combination thereof.

   We are currently engaged in negotiations with certain holders of our debt that may lead to a debt restructuring. A possible outcome of the discussions may include a conversion of a portion of the Company's debt into equity. We have informed the trustees the payment of interest due April 15, 2002 totaling $15.4 million on the two classes of debt will be deferred pending result of negotiations. We can provide no assurance of a satisfactory outcome of these negotiations. It is likely that a successful debt restructuring will require authorization and issuance of a significant amount of new common stock that will result in severe dilution to existing holders of the Company's common stock. If we are unsuccessful in negotiations with debt holders, the Company may be forced to seek protection under federal bankruptcy regulations. Even a successful restructuring transaction may require a bankruptcy filing in which the affected parties have agreed to a plan of reorganization.

   The following table sets forth, on an unaudited basis, net cash provided by operating activities before working capital adjustments, net cash used in investing activities and EBITDAX.

                                                  Year Ended December 31,
                                                 ---------------------------
                                                   1999     2000      2001
                                                 --------  -------  --------
                                                      (in thousands)
   Net cash (used in) provided by operating
    activities before working capital
    adjustments................................. $   (101) $22,867  $ 40,749
   Net cash provided by (used in) investing
    activities..................................   67,338      340   (40,460)
   Net cash used in financing activities........  (56,932)  (8,655)   (9,910)
   EBITDAX (1)..................................   33,675   53,841    71,561

--------
(1) EBITDAX is calculated as net loss before extraordinary items, excluding interest expense and other debt expenses, income taxes, exploration expenses, depletion, depreciation, amortization, gain on sale of oil and gas properties, impairment of oil and gas properties, non-cash derivative revenues and charges of $1.3 million and $10.2 million, respectively, and other non-cash charges of $0.6 million in 1999. EBITDAX is not a measure of cash flow as determined by generally accepted accounting principles ("GAAP"). The Company has included information concerning EBITDAX because EBITDAX is a measure used by certain investors in determining a company's historical ability to service its indebtedness. EBITDAX should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP as an indicator of the Company's operating performance or liquidity. EBITDAX is not necessarily comparable to a similarly titled measure of another company.

   Capital Commitments. The Company's 2002 capital expenditure budget provides for $23.5 million to be expended on development and exploratory activities primarily in the gulf coast region of Louisiana and Texas. However, reduced cash flows caused by the combination of the severe downturn in commodity prices, the loss of price protection because of the ENA bankruptcy, and the general downturn in economic conditions may cause our actual 2002 expenditures to be less than budgeted. Pending the outcome of negotiations with debt holders and potential merger or sale discussions, capital expenditures will be limited to critical projects.

   Inflation and Changing Prices. Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation. The following table shows the changes in the average oil and natural gas prices (including the effects of hedging) received by the Company during the periods indicated.

                                                              Average   Average
                                                             Oil Price Gas Price
                                                              ($/Bbl)   ($/Mcf)
                                                             --------- ---------
   Year Ended:
     December 31, 2001*.....................................   24.10     4.25
     December 31, 2000......................................   27.39     3.39
     December 31, 1999......................................   16.77     2.27

--------
* These price calculations include $1.2 million (natural gas) and $0.1 million
  (oil) of non-cash hedge revenues.

   Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 and expects no impact on its financial statements from the adoption of these standards.

   In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statements will have on the Company's financial statements upon adoption. The Company expects no impact on its financial statements upon adoption of SFAS 144.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   The Company uses its senior and subordinated debt instruments to finance a significant portion of its operations. The Company currently has no outstanding floating rate debt and therefore its earnings and cash flows are not subject to interest rate risk. However, the fair values of the Company's fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. The Company is also exposed to market risk from changes in commodity prices. In the normal course of business the Company enters into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Activities and Note 11 to the Consolidated Financial Statements for further discussion on the Company's derivative instruments. For debt obligations, the table below presents principal cash flows and weighted average interest rates by year of maturity.

                                   Maturity Date
                          ---------------------------------                      Fair Value
                           2002     2003     2004    2005   Thereafter   Total   @ 12/31/01
                          ------  --------  ------- ------- ---------- --------- ----------
Fixed Debt:
  14.00% (Maturity)
   (1)..................  $4,200  $100,800                             $ 105,000  $103,600
  10.38% (Maturity).....                                     $155,000    155,000    96,565
                          ------  --------                   --------  ---------  --------
Total Maturity..........  $4,200  $100,800                   $155,000  $ 260,000  $200,165
                          ======  ========                   ========  =========  ========
Blended weighted average
 interest rate..........   14.70%    14.70%                     10.38%

--------
(1) The 14% notes mature in 2002 and 2003 at premiums of 105% of the stated principal amount.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                           Page
                                                                           ----
Contour Energy Co. and Subsidiaries:
  Independent Auditors' Report............................................  33
  Consolidated Balance Sheets--December 31, 2000 and 2001.................  34
  Consolidated Statements of Loss--For the years ended December 31, 1999,
   2000 and 2001..........................................................  35
  Consolidated Statements of Cash Flows--For the years ended December 31,
   1999, 2000 and 2001....................................................  36
  Consolidated Statements of Changes in Stockholders' Deficit--For the
   years ended
  December 31, 1999, 2000 and 2001........................................  37
  Notes to Consolidated Financial Statements..............................  38

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Contour Energy Co.:

We have audited the accompanying consolidated balance sheets of Contour Energy Co. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of loss, cash flows, and changes in stockholders' deficit for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is attempting to negotiate a restructuring of its long-term debt which could lead to a filing for bankruptcy protection under federal bankruptcy regulations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the Financial Statements, the Company changed its method of accounting for derivatives instruments and hedging activities effective January 1, 2001, to conform with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities".

DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2002
(April 15, 2002 as to Note 2)

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                             December 31,
                                                          --------------------
                                                            2000       2001
                         ASSETS                           ---------  ---------
Cash and cash equivalents................................ $  18,431  $  21,795
Accounts receivable......................................    26,050     13,756
Accounts receivable--drilling programs...................       112         15
Prepaid expenses and other current assets................       709      4,468
                                                          ---------  ---------
    Total current assets.................................    45,302     40,034
                                                          ---------  ---------
Oil and gas properties, successful efforts method:
  Unproved properties, net...............................    22,229     17,450
  Properties subject to amortization.....................   416,569    435,142
Pipelines and other transportation assets, at cost.......     1,582      1,582
Furniture, fixtures and equipment........................     3,601      3,792
                                                          ---------  ---------
                                                            443,981    457,966
Less: Accumulated depreciation, depletion and
 amortization............................................  (307,244)  (328,446)
                                                          ---------  ---------
    Total property and equipment, net....................   136,737    129,520
Restricted cash..........................................     5,200      6,400
Other non-current assets, net............................     7,636      5,579
                                                          ---------  ---------
    Total assets......................................... $ 194,875  $ 181,533
                                                          =========  =========

                       LIABILITIES
Accounts payable and accrued expenses.................... $  25,838  $  26,931
Accounts payable--drilling programs......................        83        130
Current portion of long-term debt........................        --      4,200
                                                          ---------  ---------
    Total current liabilities............................    25,921     31,261
                                                          ---------  ---------
Long-term debt...........................................   256,798    253,856
                                                          ---------  ---------
    Total liabilities....................................   282,719    285,117
                                                          ---------  ---------
Commitments and Contingencies
Stockholders' Deficit:
  Preferred stock, $1.50 par value, 2,000,000 shares
   authorized at December 31, 2000 and 2001; 1,365,173
   and zero shares issued and outstanding at December 31,
   2000 and 2001, respectively (liquidation value $45,464
   and zero, respectively)...............................     2,048         --
  Common stock, $.10 par value, 20,000,000 shares
   authorized at December 31, 2000 and 2001; 13,211,449
   and 17,311,710 shares issued and outstanding at
   December 31, 2000 and 2001, respectively..............     1,321      1,731
  Additional paid-in capital.............................   301,513    293,241
  Accumulated deficit....................................  (392,726)  (410,867)
  Accumulated other comprehensive income.................        --     12,311
                                                          ---------  ---------
    Total stockholders' deficit..........................   (87,844)  (103,584)
                                                          ---------  ---------
    Total liabilities and stockholders' deficit.......... $ 194,875  $ 181,533
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF LOSS

                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      2000      2001
                                                 --------  --------  --------
Revenues:
  Oil and gas revenues.......................... $ 57,552  $ 73,360  $ 94,013
  Interest and other income.....................    1,974     1,618     1,935
  Unrealized loss on derivative instruments.....       --        --      (206)
  Gain on sale of properties....................   25,863     7,310         6
                                                 --------  --------  --------
    Total revenues..............................   85,389    82,288    95,748
                                                 --------  --------  --------
Costs and Expenses:
  Production expenses...........................   18,986    14,025    14,873
  Exploration expenses..........................    5,736     8,034    19,833
  General and administrative expenses...........    7,463     7,112     8,173
  Interest and other debt expenses..............   38,002    34,402    34,386
  Depreciation, depletion and amortization......   35,986    25,100    24,283
  Impairment of oil and gas properties..........       --     5,156     2,360
  Impairment of derivative instruments..........       --        --     9,981
                                                 --------  --------  --------
    Total expenses..............................  106,173    93,829   113,889
                                                 --------  --------  --------
Loss before income taxes and extraordinary
 item...........................................  (20,784)  (11,541)  (18,141)
  Income taxes..................................       --        --        --
                                                 --------  --------  --------
Net loss before extraordinary item..............  (20,784)  (11,541)  (18,141)
  Extraordinary item............................   11,051        --        --
                                                 --------  --------  --------
Net loss........................................   (9,733)  (11,541)  (18,141)
  Less: cumulative preferred stock dividends....   (4,207)   (3,584)   (2,754)
                                                 --------  --------  --------
Net loss applicable to common stock............. $(13,940) $(15,125) $(20,895)
                                                 ========  ========  ========
Basic and diluted loss per common share before
 extraordinary item............................. $  (1.94) $  (1.14) $  (1.54)
                                                 ========  ========  ========
Basic and diluted loss per common share......... $  (1.08) $  (1.14) $  (1.54)
                                                 ========  ========  ========
Weighted average common shares outstanding......   12,871    13,212    13,559
                                                 ========  ========  ========


                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
Operating Activities:
 Net loss........................................ $ (9,733) $(11,541) $(18,141)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation, depletion and amortization.......   35,986    25,100    24,283
  Impairment of oil and gas properties...........       --     5,156     2,360
  Gain on sale of properties.....................  (25,863)   (7,310)       (6)
  Exploration expenses...........................    5,736     8,034    19,833
  Accretion and amortization of debt expenses and
   other expense.................................    4,824     3,428     3,574
  Non-cash charges relating to derivative
   instruments...................................       --        --     8,846
  Extraordinary gain.............................  (11,051)       --        --
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable and
    other current assets.........................    2,267    (9,303)   12,104
   (Increase) decrease in other non-current
    assets.......................................     (493)      152      (259)
   (Decrease) increase in accounts payable and
    accrued expenses.............................  (10,144)    2,660     1,140
                                                  --------  --------  --------
    Net cash (used in) provided by operating
     activities..................................   (8,471)   16,376    53,734
                                                  --------  --------  --------
Investing Activities:
 Expenditures for exploration and development
  activities.....................................  (15,204)  (25,766)  (39,266)
 Proceeds from sale of oil and gas properties....   83,153    23,806         6
 Restricted cash investment......................   (7,500)    2,300    (1,200)
 Acquisition purchase price adjustment...........    6,889        --        --
                                                  --------  --------  --------
    Net cash provided by (used in) investing
     activities..................................   67,338       340   (40,460)
                                                  --------  --------  --------
Financing Activities:
 Proceeds from long-term borrowings..............    4,000        --        --
 Principal payments on long-term borrowings...... (115,500)       --        --
 Proceeds from sale of notes, net................  125,938        --        --
 Redemption of preferred stock...................       --        --    (9,910)
 Retirement of notes.............................  (71,370)   (8,650)       --
 Other...........................................       --        (5)       --
                                                  --------  --------  --------
    Net cash used in financing activities........  (56,932)   (8,655)   (9,910)
                                                  --------  --------  --------
Increase in cash and cash equivalents............    1,935     8,061     3,364
Cash and cash equivalents, beginning of period...    8,435    10,370    18,431
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 10,370  $ 18,431  $ 21,795
                                                  ========  ========  ========

                See Notes to Consolidated Financial Statements.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                       (In thousands, except share data)

                                                                    Accumulated
                                            Additional                 Other
                           Preferred Common  Paid-in   Accumulated Comprehensive
                             Stock   Stock   Capital     Deficit      Income
                           --------- ------ ---------- ----------- -------------
BALANCE JANUARY 1, 1999..   $ 2,600  $1,260  $300,653   $(371,452)    $    --
Conversion of 1,676
 shares of preferred
 stock into 582 shares of
 common stock............        (2)     --         2          --          --
Issuance of 56,250 shares
 of common stock pursuant
 to employee incentive
 stock options...........        --       6        (6)         --          --
Conversion of 368,633
 shares of preferred
 stock into 552,950
 shares of common stock
 pursuant to tender
 offer...................      (553)     55       498          --          --
Issuance of restricted
 stock...................        --      --       369          --          --
Net loss.................        --      --        --      (9,733)         --
                            -------  ------  --------   ---------     -------
BALANCE AT DECEMBER 31,
 1999....................     2,045   1,321   301,516    (381,185)         --
                            -------  ------  --------   ---------     -------
Adjustment to conversions
 of preferred stock into
 shares of commons
 stock...................         3      --        (3)         --          --
Net loss.................        --      --        --     (11,541)         --
                            -------  ------  --------   ---------     -------
BALANCE AT DECEMBER 31,
 2000....................     2,048   1,321   301,513    (392,726)         --
                            -------  ------  --------   ---------     -------
Redemption of 1,366,925
 shares of preferred
 stock into 4,100,775
 shares of common stock..    (2,048)    410    (8,272)         --          --
Other comprehensive
 income..................        --      --        --          --      12,311
Net loss.................        --      --        --     (18,141)         --
                            -------  ------  --------   ---------     -------
BALANCE AT DECEMBER 31,
 2001....................   $    --  $1,731  $293,241   $(410,867)    $12,311
                            =======  ======  ========   =========     =======



                See Notes to Consolidated Financial Statements.

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Operations. Contour Energy Co., a Delaware Corporation, its corporate subsidiaries and proportionate partnership interests are referred to herein as the "Company". The Company is an independent oil & gas company engaged in the exploration, development, production and acquisition of domestic oil and natural gas properties, principally in gulf coast region of Louisiana, Texas and the Gulf of Mexico.

   Principles of Consolidation. The consolidated financial statements include the accounts of (i) the Company, (ii) its corporate subsidiaries, all of which are wholly-owned, and (iii) the Company's indirect 100% owned partnership, Kelley Operating Company, Ltd., and (iv) its proportionate interest in development drilling programs sponsored by Contour Energy E&P, LLC (formerly Kelley Oil Corporation) to conduct drilling operations on properties of Kelley Operating Company, Ltd. ("1992 DDP" and "1994 DDP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash payments attributable to interest on all indebtedness aggregated $34.1 million, $31.2 million and $30.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

   Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, payables, long-term debt and commodity derivatives (see Note 11). As of December 31, 2001, the estimated fair value of the Company's long-term debt was $200.2 million. The fair value of such long-term debt has been based on estimated market prices indicative of potential transactions between a "willing buyer" and a "willing seller". The carrying amount of the Company's other financial instruments approximates fair value.

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

   Unproved leasehold costs are capitalized and are not amortized pending an evaluation of the exploration results. If unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. If unproved properties are determined not to be productive, or if such properties have been otherwise impaired, the excess carrying value is charged to expense. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense. The Company recognized non-cash impairment charges of $2.4 million and $2.1 million related to unproved properties for the years ended December 31, 2001 and 2000, respectively.

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

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Other Property and Equipment. The costs of pipelines and other transportation assets are depreciated using the straight-line method over 15 years, the estimated useful lives of the related assets. Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred.

   Restricted Cash. The restricted cash balance represents collateral to bonds issued for the plugging and abandonment liability associated with certain Gulf of Mexico platforms and wells. The amount was increased from $5.2 million in 2000 to $6.4 million in 2001. The Company will increase the amount by $100,000 a month until $7.5 million is funded which will occur in November 2002.

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

   Oil and Gas Revenues. The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's production entitlement. Revenues from gas marketing are included in oil and gas revenues and amounted to $1.4 million, $1.1 million and $1.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. These amounts represent marketing fees charged to third-party producers, and such amounts are recorded during the period in which such oil or gas is sold.

   Earnings per Share. The basic loss per common share before extraordinary item and the basic loss per common share as shown on the Consolidated Statements of Loss reflects net loss before extraordinary item and net loss, respectively, cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective years ("EPS"). The extraordinary gain per common share for the year ended December 31, 1999 was $0.86. In calculating diluted income (loss) per share, common shares issuable under stock options and upon conversion of convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the years ended December 31, 1999, 2000 and 2001, all potentially dilutive securities are anti-dilutive and therefore are not included in the EPS calculations. Potentially dilutive securities which could impact EPS in the future include stock options granted to current and former employees to purchase approximately 995,000 and 9,300 common shares, respectively.

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

   Derivatives and Hedging Activities. See Note 11 for a discussion of the Company's accounting policies related to hedging activities.

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

   Reclassifications. Certain financial statement items in 1999 and 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2--LIQUIDITY AND CAPITAL RESOURCES

   We have been constrained in our efforts to add value due to extreme volatility of natural gas and crude oil commodity prices, an over-leveraged balance sheet, and limited access to capital. Because of these factors we have been unable to efficiently exploit our asset base or create sufficient new opportunities for adding value. The combination of an extended period of low commodity prices beginning the second half of 2001, the loss of natural gas price protection created by the bankruptcy of our hedge counter-party (see Enron North America, et. al.), the uncertainty of prices in the near-term, and the maturity of our 14% senior secured notes in 2003 have caused us to consider strategic corporate options. The final payment of $98.7 million on the Company's 14% senior secured notes is due on April 15, 2003. We do not anticipate having sufficient cash to make the full redemption due in April 2003. Therefore, to avoid default under the indenture governing these notes, we must raise additional funds prior to that date sufficient to replace these notes. However, a refinancing of this debt may be difficult to execute in the current environment given the amount of our total debt relative to our assets. As a result of these factors, we have engaged an investment banking firm to evaluate and advise on the various alternatives that may be available to us including a conversion of debt to equity, a sale of assets, an infusion of equity, a merger with another industry company, or any combination thereof.

   We are currently engaged in negotiations with certain holders of our debt that may lead to a debt restructuring. A possible outcome of the discussions may include a conversion of a portion of the Company's debt into equity. We have informed the trustees that payment of interest due April 15, 2002 totaling $15.4 million on the two classes of debt will be deferred pending results of negotiations. We can provide no assurance of a satisfactory outcome of these negotiations. It is likely that a successful debt restructuring will require authorization and issuance of a significant amount of new common stock that will result in severe dilution to existing holders of the Company's common stock. If we are unsuccessful in negotiations with debt holders, the Company may be forced to seek protection under federal bankruptcy regulations. Even a successful restructuring transaction may require a bankruptcy filing in which the affected parties have agreed to a plan of reorganization.

NOTE 3--SALE OF OIL AND GAS PROPERTIES

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

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2003. In the first quarter of 2000 the Company recognized a gain of approximately $3.4 million related to this transaction. In the second quarter of 2000, the Company sold its mostly non-producing interests in the East Cameron offshore area and recorded a $4.0 million gain related to this sale.

NOTE 4--LONG TERM DEBT

   Long Term Debt. The Company's long-term debt at December 31, 2000 and 2001 is comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     2001
                                                              -------- --------
                                                               (In thousands)
   14% Senior Secured Notes.................................. $101,671 $102,949
   10 3/8% Senior Subordinated Notes.........................  155,127  155,107
                                                              -------- --------
                                                               256,798  258,056
     Less current maturities.................................       --   (4,200)
                                                              -------- --------
                                                              $256,798 $253,856
                                                              ======== ========

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

   In September 1999, the Company completed an exchange of publicly registered 14% Senior Secured Notes, Series B for all of the then outstanding Series A notes. The Series B notes are substantially identical to the Series A notes. The Notes mature in 2002 and 2003 at a premium of 105% of their stated principal amount. The Notes are redeemable at the Company's option on or after April 15, 2001 at 105% of the stated principal amount. On July 15, 2002, October 15, 2002 and January 15, 2003, the Company will be obligated to redeem $2.0 million of the stated principal amount of the Notes at a redemption price equal to 105% of the stated principal amount. The remaining $94 million is due on April 15, 2003 at a redemption price of $98.7 million. The Company will be obligated to offer to repurchase a portion of the Notes at a repurchase price equal to 105% of the stated principal amount if the Company's oil and gas reserves, as determined by independent petroleum engineers on a quarterly basis, fall below defined levels. In the event of certain other asset sales, the Company will be obligated to repurchase a portion of the Notes at a repurchase price equal to 105% of the stated principal amount. Upon a change of control, as defined, the Company is obligated to offer to repurchase each holder's Notes at a repurchase price equal to 105% of the stated principal amount. The indenture for the notes contains conditions and limitations, including but not limited to, restrictions on (1) payments of cash dividends,
(2) redemptions of capital stock for cash, (3) repayments of subordinated indebtedness with cash and (4) making investments, including capital expenditures.

   Interest expense on the Notes is payable semi-annually on each April 15 and October 15. The Company is recognizing interest expense using an effective rate of 14.70%.

   10 3/8% Senior Subordinated Notes. In connection with the refinancing of the 13 1/2% Senior Notes, the Company issued an aggregate principal amount of $125.0 million of 10 3/8% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining from 105.19% in 2001 to 100% in 2003 and thereafter. The Senior Subordinated Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holder of the Senior Subordinated Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined. Contour Energy E&P, LLC (formerly Kelley Oil Corporation), a wholly-owned subsidiary of the Company and Kelley Operating Company, Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Senior Subordinated Notes.

   On February 3, 1997, the Company completed an exchange of $125.0 million aggregate principal amount of publicly registered 10 3/8% Senior Subordinated Notes, Series B, for all of the then outstanding Series A notes. The Series B notes were substantially identical to the Series A notes.

   In May 1998, the Company sold $30.0 million principal amount of the Company's Senior Subordinated Notes due 2006, Series C ("Series C Notes") at a cash price of $1,015 per $1,000 principal amount. The net proceeds received were used to reduce outstanding borrowings under the Company's bank credit facility. The Series C Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining ratably from 105.19% on October 15, 2001 to 100% at October 15, 2003 and thereafter. The Company may redeem up to 35% of the original principal amount of the Series C Notes before October 15, 1999 at 110.38% with the proceeds of an equity offering (provided that either at least $18.0 million aggregate principal amount of such notes remains outstanding or such redemption retires such notes in their entirety). The Series C Notes represent unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The indenture for the notes contains conditions and limitations, including but not limited to restrictions on additional indebtedness, payment of dividends, redemption of capital stock, and certain mergers and consolidations. The holders of the Series C Notes also can require the Company to repurchase the notes at 101% of the principal amount upon a Change of Control, as defined. Contour Energy E&P, LLC (formerly Kelley Oil Corporation), a wholly owned subsidiary of the Company, and Kelley Operating Company, Ltd., an indirect wholly owned partnership of the Company, are guarantors of the Series C Notes.

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

   Debt Maturities. The Company has aggregate debt maturities of $4.2 million in 2002, $100.8 million in 2003 and $155.0 million in 2006.

NOTE 5--STOCKHOLDERS' DEFICIT

   On June 28, 1999, the Company announced that its board of directors approved changing the Company's name to Contour Energy Co. and its NASDAQ ticker symbol to CONCC. Concurrent with the name change, the Company established the authorized capital stock of the Company at 22 million shares, 20 million of which were designated as common stock and 2 million as preferred stock, and effected a 1 for 10 reverse stock split, reducing the total outstanding shares of common stock from approximately 126 million to approximately 12.6 million (without giving effect to the preferred stock exchange offer described in the following paragraph). These actions became effective on July 30, 1999. All historical share and per share data appearing in this document have been restated to reflect this reverse stock split.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

   Preferred Stock. The Company is authorized to issue up to 2 million shares of $1.50 par value preferred stock. In November 2001, the Company completed its preferred stock reclassification. The preferred shareholders exchanged each preferred share for $7.25 in cash and three shares of the Company's common stock. As a result, 4.1 million shares of common stock and $9.9 million were distributed to the preferred shareholders. The reclassification resulted in extinguishment of the preferred stock and all accrued dividends.

NOTE 6--EMPLOYEE COMPENSATION PLANS

   Employee Stock Options. On March 22, 2001, the Company's board of directors adopted the Contour Energy Co. 2001 Stock Option and Stock Award Plan (the "2001 Plan"). As of December 31, 2001, stock options covering 970,000 shares of common stock have been granted with an additional 130,000 shares available for grant under the 2001 Plan. In January 2002, 25,000 additional options were granted to employees. These are seven-year options that are subject to a four-year vesting period. The Company also has outstanding 9,300 options related to prior year plans that are set to expire during 2002.

   Stock option activity for the Company during 1999, 2000, and 2001 was as follows:

                                  1999             2000             2001
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                            Options  Price   Options  Price   Options  Price
                            ------- -------- ------- -------- ------- --------
                                          (Options in thousands)
Stock options outstanding,
 beginning of year.........   450    $18.70    392    $12.60     20    $19.60
  Granted..................   215      5.80     --        --    970      1.91
  Exercised................    --        --     --        --     --        --
  Surrendered or expired
   (1).....................  (273)    17.30   (372)    12.22    (11)    18.19
                             ----             ----              ---
Stock options outstanding,
 end of year...............   392    $12.60     20    $19.60    979    $ 2.10
                             ====    ======   ====    ======    ===    ======

--------
(1) In 2000, 303,595 options were forfeited in exchange for units in the Unit Performance Plan.

     At December 31, 2001, approximately 0.1 million shares were available for future option grants.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes information about the options outstanding at December 31, 2001:

                                                               Options
                          Options Outstanding                Exercisable
                  --------------------------------------  -------------------
                            Weighted Average   Weighted             Weighted
     Range of                  Remaining       Average              Average
     Exercise               Contractual Life   Exercise             Exercise
      Price       Options       (Years)         Price     Options    Price
     --------     -------   ----------------   --------   -------   --------
                          (Options in thousands)
   $17.50-23.75       9            .4           $21.20        9      $21.20
   $ 1.14-$2.07     970           6.3           $ 1.91       --          --

   The weighted average fair values of options granted during 1999 and 2001 were $4.63 and $1.54, respectively. The fair values of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: weighted average risk-free interest rate of 6.6% for 1999 and 4.9% for 2001; an expected volatility of 106% for 1999 and 109% for 2001; and an expected life of five years and no dividend yield.

   The Company applies APB No. 25 and related Interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized based upon the fair market value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss per share for the years ended December 31, 1999, 2000 and 2001 would have been as reflected in the pro forma amounts indicated below:

                                                  1999      2000      2001
                                                --------  --------  --------
   Net loss before extraordinary item (in
    thousands)................................. $(21,153) $(11,754) $(18,685)
   Loss per common share before extraordinary
    item.......................................    (1.97)    (1.16)    (1.58)
   Net loss (in thousands)..................... $(10,102) $(11,754) $(18,685)
   Loss per common share.......................    (1.11)    (1.16)    (1.58)

   ESOP/401K. Kelley Oil established the ESOP effective January 1, 1984 for the benefit of substantially all of its employees. Effective September 1, 1996, the ESOP was amended to include a 401(k) feature whereby the Company is obligated to make matching contributions up to 6% of each employee's salary. The plan also provides for additional discretionary contributions. For 1999, 2000, and 2001, the Company made matching contributions totaling $0.2 million, $0.2 million and $0.2 million, respectively.

   UNIT PERFORMANCE PLAN. In July 2000, the Board of Directors approved the Contour Energy Unit Performance Plan (the "UP Plan") under which a total of 1,579,943 units were made available for grants to employees. The UP Plan is a cash-based incentive plan that accrues value based on appreciation of the Company's common stock. As of December 31, 2001, 1,443,054 units have been granted, 302,369 units have been forfeited and 455,841 units have been exercised, resulting in 684,844 unvested units. Of the unvested units, one-half vested on January 1, 2002 and the remainder will vest on January 1, 2003. Unexercised units will terminate on December 31, 2003. Value attributable to units that are exercised is payable only in cash.

   The value attributable to each unit is equal to the price of the Company's common stock on the date of exercise less the exercise price. The exercise price for the units granted to date is $1.93. However, a cap has been placed on the appreciation margin that can be realized as follows:

  . Maximum appreciation for units that vest on January 1, 2001 is $1.75 per unit.

  . Maximum appreciation for units that vest on January 1, 2002 is $2.25 per unit.

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  . Maximum appreciation for units that vest on January 1, 2003 is $2.75 per unit.

   The Company applies APB No. 25 and related interpretations in accounting for compensation expense attributable to the UP Plan. Accordingly, compensation expense is recognized to the extent that appreciation exceeds the exercise price and services have been performed. For the year ended December 31, 2001, the Company recognized compensation expense of $0.7 million relating to these units.

NOTE 7--OTHER COMPREHENSIVE INCOME

   The Company reports comprehensive income in accordance with Statement of Financial Accounting Standard No. 130. The Company recorded a comprehensive loss for the year ending December 31, 2001 of $(5.8) million, including a comprehensive income gain of $12.3 million relating to the valuation of the Company's derivative instruments. For 1999 and 2000, the Company's comprehensive income is equal to its reported net loss for each year.

NOTE 8--INCOME TAXES

   The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 1999, 2000 and 2001:

                                                  1999      2000      2001
                                                 -------  --------  ---------
                                                       (In thousands)
   Loss before income taxes..................... $(9,733) $(11,541) $ (18,141)
                                                 -------  --------  ---------
   Income tax benefit computed at statutory
    rates.......................................  (3,309)   (3,924)    (6,168)
     Adjustment to NOL carryforward.............      --        --     (5,129)
     Increase in valuation allowance............   3,150     1,688     12,175
   Permanent differences:
     Nondeductible expenses.....................     378        38         12
     Other, net.................................    (219)    2,198       (890)
                                                 -------  --------  ---------
       Tax expense (benefit).................... $    --  $     --  $      --
                                                 =======  ========  =========

   No federal income taxes were paid for the years ended December 31, 1999, 2000 and 2001.

   The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                                            2000       2001
                                                          ---------  ---------
                                                            (In thousands)
   Deferred tax liabilities:
     Tax over book depletion, depreciation and
      capitalization methods on oil and gas properties..  $      --  $      --
   Deferred tax assets:
     Book over tax depletion, depreciation and
      capitalization methods on oil and gas properties..     32,331     31,211
     Net operating loss carryforwards...................     87,702    101,015
     Charitable contribution carryforwards..............         30         10
     Alternative minimum tax credit carryforwards.......         21         21
     Valuation allowance................................   (120,084)  (132,257)
                                                          ---------  ---------
     Total deferred tax assets..........................         --         --
                                                          ---------  ---------
   Net deferred tax liability...........................  $      --  $      --
                                                          =========  =========

                              CONTOUR ENERGY CO.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Net Operating Loss Carryforwards and Alternative Minimum Tax Credits. As of December 31, 2001, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $299 million, which expire in 2006 through 2019, and net operating loss carryforwards for alternative minimum tax purposes of approximately $264 million, which expire in 2007 through 2020. Due to previous ownership changes, future utilization of the net operating loss carry forwards will be limited to $263 million by Internal Revenue Code section 382.

NOTE 9--RELATED PARTY TRANSACTIONS

   The 1994 DDP. In February 1994, the Company sponsored 1994 Development Drilling Program (the "1994 DDP") completed a public offering of 20.9 million units of its limited and general partner interests at $3.00 per unit. In December 2000, the Company invited all unit holders to tender their 1994 DDP units for a cash price of $0.28 per unit. A total of 783,621 units (46% of units eligible for tender) were tendered for approximately $220,000. As of December 31, 2001, the Company owned 19.9 million units (95.6%) in the 1994 DDP, together with its 3.94% general partner interest.

   The 1992 DDP. During November 1992, the Company sponsored 1992 Development Drilling Program (the "1992 DDP") completed a public offering of 16.0 million units of limited and general partner interests at $3.00 per unit. In December 2000, the Company invited all unit holders to tender their 1992 DDP units for a cash price of $0.123 per unit. A total of 1,298,724 units (50% of units eligible for tender) were tendered for approximately $160,000. As of December 31, 2001, the Company owned 14.7 million units (91.9%) in the 1992 DDP, together with its 3.94% general partner interest. In 2000, the 1992 DDP completed the repayment of its outstanding indebtedness to Kelley Oil. Loan repayments during 2000 totaled $166,000, ($26,000, net of intercompany eliminations). The Company recorded interest income on this indebtedness of $1,000 in 2000, net of intercompany eliminations.

   Reimbursements from Affiliated Programs. The Company is reimbursed for administrative and overhead expenses incurred in connection with the management and administration of each of these affiliated programs. Such amounts, net of intercompany eliminations, were less than $100,000 for each of the years 1999, 2000 and 2001.

   Advisory Fees. In connection with the CPC Transaction, the Company entered into an agreement (the "Advisory Agreement") with Bessemer Holdings & Co. ("BHC"), providing for the engagement of BHC to provide the Company with financial advisory services. Under the Advisory Agreement, BHC has provided certain financial advisory services. The agreement extended through December 2001, but has not been renewed. For its services under this agreement, we paid BHC an advisory fee of $500,000 in December 1999, December 2000 and December 2001. In addition, we reimbursed BHC expenses it incurred in rendering advisory services. We also agreed to indemnify BHC and its affiliates against certain liabilities under this agreement.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10--COMMITMENTS AND CONTINGENCIES

   Significant Customers. Substantially all of the Company's receivables are due from a limited number of natural gas transmission companies and other gas purchasers. For the year ended December 31, 2001, natural gas sales to four purchasers accounted for 28%, 22%, 17% and 15% of the Company's total sales. Natural gas sales to three purchasers accounted for 25%, 17% and 14% of the Company's total sales in 2000 and three purchasers accounted for 35%, 28% and 14% of the Company's total sales in 1999. To date, this concentration has not had a material adverse effect on the consolidated financial condition of the Company.

   Litigation. The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material effect on the financial statements of the Company.

   Leases. The Company leases office space and equipment under operating leases with options to renew. Rental expenses related to these leases for the years ended December 31, 1999, 2000 and 2001 were $0.6 million, $0.7 million and $0.6 million, respectively. For the balance of the lease terms, minimum rentals are as follows:

                                                                  (In thousands)
   2002..........................................................     $  534
   2003..........................................................        460
   2004..........................................................        544
   2005..........................................................        544
   2006..........................................................        533
   Thereafter....................................................      1,046
                                                                      ------
     Total.......................................................     $3,661
                                                                      ======

   In 2001, the Company executed a new 7.5 year term lease for office space in downtown Houston, Texas.

NOTE 11--HEDGING ACTIVITIES

   In accordance with the Company's Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. During 1999, 2000 and 2001, the Company used price swap agreements and collars. Price swap agreements generally provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index ("Index Price"). To the extent the Index Price closes above the established ceiling, the Company must make payments to the counterparty on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counterparty must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due. Gains and losses realized by the Company from hedging activities are included in oil and gas revenues and average sales prices in the period that the related production is sold. The Company's hedging activities also cover the oil and gas production attributable to the interest in such production of the public unitholders in its subsidiary partnerships for 1999 and 2000. Beginning in 2001, the Company, no longer hedges the production of these subsidiary partnerships.

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   As of January 1, 2001, the fair value of the Company's crude oil and natural gas hedge derivative instruments was approximately ($27.8) million. The $27.8 million was recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment was a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount related to 2001 hedge positions was reclassified to earnings during 2001.

   Through price swap agreements, approximately 50% of its natural gas production and approximately 29% of its crude oil production for 1999 at average NYMEX quoted prices of $2.17/Mmbtu and $20.00/Bbl, respectively, before transaction and transportation costs. Hedging activities decreased crude oil and natural gas revenues by approximately $0.2 million in 1999.

   For 2000, the Company hedged approximately 72% of its natural gas production using price swap agreements 48% and a costless collar 24%. The average price received under the swap agreements was $2.56/Mmbtu. The costless collar included a ceiling of $4.98/Mmbtu and a floor of $4.00/mmbtu at the closing Index Price. Additionally, the Company hedged approximately 66% of its crude oil production using price swap agreements 41% and costless collars 25%. The average price received under the swap agreements was $26.21/Bbl. The costless collars included an average ceiling of $32.21/Bbl and an average floor of $26.11/Bbl at the closing Index Price. Hedging activities decreased crude oil and natural gas revenues by approximately $11.9 million in 2000.

   Entering 2001, the Company had three natural gas collars in place for 15,000 Mmbtus per day each totaling 45,000 Mmbtus per day for the calendar year 2001. The terms of the first collar include a ceiling of $5.00/Mmbtu and a floor of $3.55/Mmbtu at a closing Index Price above $3.00/Mmbtu. However, at prices below $3.00/Mmbtu, the floor moves to an Index Price plus $0.55 /Mmbtu. The terms of the second collar include a ceiling of $5.00/Mmbtu and a floor of $3.75/Mmbtu at a closing Index Price above $3.09/Mmbtu. However, at prices below $3.09/Mmbtu, the floor moves to an Index Price plus $0.66/Mmbtu. The terms of the third collar include a ceiling of $5.33/Mmbtu and a floor of $4.00/Mmbtu at the closing Index Price. The Company also had

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

hedged crude oil production using two costless collars. The first collar hedges 400 Bbls per day of crude oil for the period January through March 2001 at a ceiling of $32.48 and a floor of $27.20/Bbl. However, if the Index Price closes below $23.00/Bbl, the floor moves to an Index Price plus $4.20 /Bbl. The second collar hedges 500 Bbls per day of crude oil for the period January through December 2001 at a ceiling of $32.00 and a floor of $25.24/Bbl. However, if the Index Price closes below $22.00/Bbl, the floor moves to an Index Price plus $3.24 /Bbl. As a result of these transactions, the Company reported a decrease in crude oil and natural gas revenues of approximately $2.8 million in 2001.

   The Company hedged 20,000 Mmbtus per day of its natural gas production for January through June 2002 via a price swap at an average price of $4.87/Mmbtu and 20,000 Mmbtus per day for July through December 2002 at a fixed price of $4.30/ Mmbtu.

   On December 2, 2001, Enron North America ("ENA") the Company's counterparty to the above transactions filed for bankruptcy protection. Subsequently, ENA failed to make payments relating to hedge contracts covering November and December 2001 crude oil and December 2001 natural gas, approximating $1.3 million. In accordance with SFAS 133, the Enron contracts no longer qualified for cash flow hedge accounting treatment and were adjusted to their fair market value, estimated to be $3.5 million. This treatment resulted in a fourth quarter charge to income of approximately $10 million. Furthermore, approximately $12.3 million representing deferred revenues related to the hedge positions are reflected in the Company's December 31, 2001 Balance Sheet as accumulated other comprehensive income. This amount will be reclassified to earnings in 2002 monthly as the hedge transactions were originally scheduled to occur. All related charges and revenues are non-cash.

   The Company is required to provide cash collateral for any hedges (through swap or other agreements) to cover counter-party risk. The built-in value of the ENA contracts was the primary source of the Company's collateral for placing additional hedges. Hence, the volume of oil and/or natural gas production the Company can hedge is limited, thereby reducing the ability of the Company to mitigate the impact of volatile commodity prices.

NOTE 12--NEW ACCOUNTING PRONOUNCEMENTS

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

   In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statements will have on the Company's financial statements upon adoption. The Company expects no impact on its financial statements upon adoption of SFAS 144.

NOTE 13--GUARANTOR FINANCIAL STATEMENTS

   Contour Energy E&P, LLC (formerly Kelley Oil Corporation), a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company's Series B 14% Senior Secured Notes due 2002-2003 and of the Company's Series B and Series D 10 3/8% Senior Subordinated Notes due 2006. Concorde Gas Marketing, Inc. ("Concorde"), a wholly owned subsidiary of the Company, is also a guarantor of the Company's Series B 14% Senior Secured Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

  1. Consolidating condensed balance sheets as of December 31, 2000 and 2001, consolidating condensed statements of income (loss) for each of the years ended December 31, 1999, 2000 and 2001 and consolidating condensed statements of cash flows for each of the years ended December 31, 1999, 2000 and 2001.

  2. Contour Energy Co. (the "Parent"), combined Guarantor Subsidiaries (other than Concorde), Concorde and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

  3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                     Consolidating Condensed Balance Sheet

                               December 31, 2000
                                 (in thousands)

                                                           Combined
                                     Combined                Non-
                                    Guarantor             Guarantor
                          Parent   Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         --------  ------------ -------- ------------ ------------ ------------
Assets:
  Current assets........ $293,925    $107,159   $10,944     $  424     $(367,150)   $  45,302
  Property and
   equipment, net.......       --     130,291        --      5,823           623      136,737
  Restricted cash.......       --       5,200        --         --            --        5,200
  Other non-current
   assets, net.......... (118,547)     10,569        --         --       115,614        7,636
                         --------    --------   -------     ------     ---------    ---------
    Total assets........ $175,378    $253,219   $10,944     $6,247     $(250,913)   $ 194,875
                         ========    ========   =======     ======     =========    =========

Liabilities and
 Stockholders' Deficit:
  Current liabilities... $  6,424    $379,651   $ 5,824     $1,172     $(367,150)   $  25,921
  Long-term debt........  256,798          --        --         --            --      256,798
  Stockholders'
   (deficit) equity.....  (87,844)   (126,432)    5,120      5,075       116,237      (87,844)
                         --------    --------   -------     ------     ---------    ---------
    Total liabilities
     and stockholders'
     (deficit) equity... $175,378    $253,219   $10,944     $6,247     $(250,913)   $ 194,875
                         ========    ========   =======     ======     =========    =========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                     Consolidating Condensed Balance Sheet

                               December 31, 2001
                                 (in thousands)

                                                            Combined
                                      Combined                Non-
                                     Guarantor             Guarantor
                          Parent    Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         ---------  ------------ -------- ------------ ------------ ------------
Assets:
  Current assets........ $ 252,578    $ 65,375    $5,876     $  372     $(284,167)   $  40,034
  Property and
   equipment, net.......        --     122,039        --      5,015         2,466      129,520
  Restricted cash.......        --       6,400        --         --            --        6,400
  Other non-current
   assets, net..........   (91,686)     10,517        --         --        86,748        5,579
                         ---------    --------    ------     ------     ---------    ---------
    Total assets........ $ 160,892    $204,331    $5,876     $5,387     $(194,953)   $ 181,533
                         =========    ========    ======     ======     =========    =========
Liabilities and
 Stockholders' Deficit:
  Current liabilities... $  10,620    $303,429    $  326     $1,053     $(284,167)   $  31,261
  Long-term debt........   253,856          --        --         --            --      253,856
  Stockholders'
   (deficit) equity.....  (103,584)    (99,098)    5,550      4,334        89,214     (103,584)
                         ---------    --------    ------     ------     ---------    ---------
    Total liabilities
     and stockholders'
     (deficit) equity... $ 160,892    $204,331    $5,876     $5,387     $(194,953)   $ 181,533
                         =========    ========    ======     ======     =========    =========

                Consolidating Condensed Statements (Loss) Income

                      For the Year Ended December 31, 1999
                                 (in thousands)

                                                          Combined
                                    Combined                Non-
                                   Guarantor             Guarantor
                         Parent   Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         -------  ------------ -------- ------------ ------------ ------------
Revenues................ $    --    $78,249     $1,450     $6,665      $   (975)    $ 85,389
Costs and expenses...... (38,616)   (64,294)      (851)    (3,375)          963     (106,173)
Equity in earnings of
 subsidiaries...........  17,832      3,889         --         --       (21,721)          --
Extraordinary item......  11,051         --         --         --            --       11,051
                         -------    -------     ------     ------      --------     --------
  Net (loss) income..... $(9,733)   $17,844     $  599     $3,290      $(21,733)    $ (9,733)
                         =======    =======     ======     ======      ========     ========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


              Consolidating Condensed Statements of (Loss) Income

                      For the Year Ended December 31, 2000
                                 (in thousands)

                                                           Combined
                                     Combined                Non-
                                    Guarantor             Guarantor
                          Parent   Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         --------  ------------ -------- ------------ ------------ ------------
Revenues................ $     --    $77,429     $1,119    $ 3,162      $    578     $ 82,288
Costs and expenses......  (35,011)   (57,513)      (815)    (2,027)        1,537      (93,829)
Equity in earnings of
 subsidiaries...........   23,470      1,439         --         --       (24,909)          --
                         --------    -------     ------    -------      --------     --------
  Net (loss) income..... $(11,541)   $21,355     $  304    $ 1,135      $(22,794)    $(11,541)
                         ========    =======     ======    =======      ========     ========

              Consolidating Condensed Statements of (Loss) Income

                      For the Year Ended December 31, 2001
                                 (in thousands)

                                                           Combined
                                     Combined                Non-
                                    Guarantor             Guarantor
                          Parent   Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         --------  ------------ -------- ------------ ------------ ------------
Revenues................ $     --    $91,718     $1,125     $2,905      $     --     $ 95,748
Costs and expenses......  (35,008)   (78,261)      (695)    (1,768)        1,843     (113,889)
Equity in earnings of
 subsidiaries...........   16,867      1,567         --         --       (18,434)          --
                         --------    -------     ------     ------      --------     --------
  Net (loss) income..... $(18,141)   $15,024     $  430     $1,137      $(16,591)    $(18,141)
                         ========    =======     ======     ======      ========     ========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                Consolidating Condensed Statements of Cash Flows

                      For the Year Ended December 31, 1999
                                 (in thousands)

                                                            Combined
                                      Combined                Non-
                                     Guarantor             Guarantor
                          Parent    Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         ---------  ------------ -------- ------------ ------------ ------------
Operating Activities:
  Net (loss) income..... $  (9,733)   $ 17,844    $ 599     $  3,290     $(21,733)   $  (9,733)
  Non-cash (loss) income
   adjustments..........   (24,059)     13,267       --       (1,309)      21,733        9,632
  Changes in operating
   assets and
   liabilities..........    90,461     (98,536)    (599)         304           --       (8,370)
                         ---------    --------    -----     --------     --------    ---------
Net cash provided by
 (used in) operating
 activities.............    56,669     (67,425)      --        2,285           --       (8,471)
                         ---------    --------    -----     --------     --------    ---------
Investing Activities:
  Expenditures for
   exploration and
   development
   activities...........        --     (14,953)      --         (251)          --      (15,204)
  Proceeds from sale of
   properties...........        --      73,727       --        9,426           --       83,153
  Restricted cash
   investment...........        --      (7,500)      --           --           --       (7,500)
  Acquisition purchase
   price adjustment.....        --       6,889       --           --           --        6,889
  Distributions from
   partnerships.........        --      11,460       --           --      (11,460)          --
                         ---------    --------    -----     --------     --------    ---------
Net cash provided by
 (used in) investing
 activities.............        --      69,623       --        9,175      (11,460)      67,338
                         ---------    --------    -----     --------     --------    ---------
Financing Activities:
  Payments on long-term
   borrowings...........  (115,500)         --       --           --           --     (115,500)
  Proceeds from long-
   term borrowings......     4,000          --       --           --           --        4,000
  Proceeds from sale of
   notes, net...........   125,938          --       --           --           --      125,938
  Retirement of notes...   (71,370)         --       --           --           --      (71,370)
  Distributions to
   partners.............        --          --       --      (11,460)      11,460           --
                         ---------    --------    -----     --------     --------    ---------
Net cash (used in)
 provided by financing
 activities.............   (56,932)         --       --      (11,460)      11,460      (56,932)
                         ---------    --------    -----     --------     --------    ---------
(Decrease) increase in
 cash and cash
 equivalents............      (263)      2,198       --           --           --        1,935
Cash and cash
 equivalents, beginning
 of period..............       275       8,160       --           --           --        8,435
                         ---------    --------    -----     --------     --------    ---------
Cash and cash
 equivalents, end of
 period................. $      12    $ 10,358    $  --     $     --     $     --    $  10,370
                         =========    ========    =====     ========     ========    =========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                Consolidating Condensed Statements of Cash Flows

                      For the Year Ended December 31, 2000
                                 (in thousands)

                                                           Combined
                                     Combined                Non-
                                    Guarantor             Guarantor
                          Parent   Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         --------  ------------ -------- ------------ ------------ ------------
Operating Activities:
  Net (loss) income..... $(11,541)   $ 21,355    $ 304     $ 1,135      $(22,794)    $(11,541)
  Non-cash (loss) income
   adjustments..........  (20,042)     30,894       --         762        22,794       34,408
  Changes in operating
   assets and
   liabilities..........   40,226     (47,218)    (304)        805            --       (6,491)
                         --------    --------    -----     -------      --------     --------
Net cash provided by
 operating activities...    8,643       5,031       --       2,702            --       16,376
                         --------    --------    -----     -------      --------     --------
Investing Activities:
  Expenditures for
   exploration and
   development
   activities...........       --     (25,574)      --        (192)           --      (25,766)
  Proceeds from sale of
   property.............       --      23,806       --          --            --       23,806
  Restricted cash
   investment...........       --       2,300       --          --            --        2,300
  Distributions from
   partnerships.........       --       2,510       --          --        (2,510)          --
                         --------    --------    -----     -------      --------     --------
Net cash provided by
 (used in) investing
 activities.............       --       3,042       --        (192)       (2,510)         340
                         --------    --------    -----     -------      --------     --------
Financing Activities:
  Retirement of notes...   (8,650)         --       --          --            --       (8,650)
  Distributions to
   partners.............       --          --       --      (2,510)        2,510           --
  Other.................       (5)         --       --          --            --           (5)
                         --------    --------    -----     -------      --------     --------
Net cash (used in)
 provided by financing
 activities.............   (8,655)         --       --      (2,510)        2,510       (8,655)
                         --------    --------    -----     -------      --------     --------
(Decrease) increase in
 cash and cash
 equivalents............      (12)      8,073       --          --            --        8,061
Cash and cash
 equivalents, beginning
 of period..............       12      10,358       --          --            --       10,370
                         --------    --------    -----     -------      --------     --------
Cash and cash
 equivalents, end of
 period................. $     --    $ 18,431    $  --     $    --      $     --     $ 18,431
                         ========    ========    =====     =======      ========     ========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                Consolidating Condensed Statements of Cash Flows

                      For the Year Ended December 31, 2001
                                 (in thousands)

                                                           Combined
                                     Combined                Non-
                                    Guarantor             Guarantor
                          Parent   Subsidiaries Concorde Subsidiaries Eliminations Consolidated
                         --------  ------------ -------- ------------ ------------ ------------
Operating Activities:
  Net (loss) income..... $(18,141)   $ 15,024    $ 430     $ 1,137      $(16,591)    $(18,141)
  Non-cash (loss) income
   adjustments..........  (13,293)     54,741       --         851        16,591       58,890
  Changes in operating
   assets and
   liabilities..........   41,344     (27,868)    (430)        (61)           --       12,985
                         --------    --------    -----     -------      --------     --------
Net cash provided by
 operating activities...    9,910      41,897       --       1,927            --       53,734
                         --------    --------    -----     -------      --------     --------
Investing Activities:
  Expenditures for
   exploration and
   development
   activities...........       --     (39,226)      --         (40)           --      (39,266)
  Proceeds from sale of
   property.............       --           6       --          --            --            6
  Restricted cash
   investment...........       --      (1,200)      --          --            --       (1,200)
  Distributions from
   partnerships.........       --       1,887       --          --        (1,887)          --
                         --------    --------    -----     -------      --------     --------
Net cash used in
 investing activities...       --     (38,533)      --         (40)       (1,887)     (40,460)
                         --------    --------    -----     -------      --------     --------
Financing Activities:
  Distributions to
   partners.............       --          --       --      (1,887)        1,887           --
  Redemption of
   preferred stock......   (9,910)         --       --          --            --       (9,910)
                         --------    --------    -----     -------      --------     --------
Net cash (used in)
 provided by financing
 activities.............   (9,910)         --       --      (1,887)        1,887       (9,910)
                         --------    --------    -----     -------      --------     --------
Increase in cash and
 cash equivalents.......       --       3,364       --          --            --        3,364
Cash and cash
 equivalents, beginning
 of period..............       --      18,431       --          --            --       18,431
                         --------    --------    -----     -------      --------     --------
Cash and cash
 equivalents, end of
 period................. $     --    $ 21,795    $  --     $    --      $     --     $ 21,795
                         ========    ========    =====     =======      ========     ========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 14--SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

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

                                                  Year Ended December 31,
                                                -----------------------------
                                                  1999       2000      2001
                                                ---------  --------  --------
                                                      (In thousands)
   Unevaluated properties...................... $  22,260  $ 22,229  $ 17,450
   Properties subject to amortization..........   428,116   416,569   435,142
                                                ---------  --------  --------
   Capitalized costs...........................   450,376   438,798   452,592
   Accumulated depreciation, depletion and
    amortization...............................  (286,020) (302,888) (323,783)
                                                ---------  --------  --------
   Net capitalized costs....................... $ 164,356  $135,910  $128,809
                                                =========  ========  ========

   Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    2000    2001
                                                        ------- ------- -------
                                                            (In thousands)
   Property acquisition costs:
     Proved............................................ $    -- $   465 $    --
     Unproved..........................................     764   5,413   3,405
   Exploration costs...................................   7,912  11,916  22,318
   Development costs...................................   6,696   8,029  13,691
                                                        ------- ------- -------
       Total costs incurred............................ $15,372 $25,823 $39,414
                                                        ======= ======= =======

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Reserves. The following table summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, for the years ended December 31, 1998, 1999 and 2000. Reserves estimates contained below were prepared by H.J. Gruy and Associates, Inc. ("Gruy"), independent petroleum engineers.

                                 Crude Oil,
                               Condensate and
                                 Natural Gas             Natural Gas
                               Liquids (Mbbls)              (Mmcf)
                              -------------------  --------------------------
                              1999   2000   2001     1999     2000     2001
                              -----  -----  -----  --------  -------  -------
Proved developed and
 undeveloped reserves:
  Beginning of year.......... 5,294  7,623  7,362   283,559  158,700  137,303
  Revisions of previous
   estimates................. 1,262   (285)   186   (10,774)  (4,395)  (9,524)
  Purchases of reserves in
   place.....................    --      6     --        --      324       --
  Extensions and
   discoveries............... 1,762    488  1,296    15,620   17,067    5,511
  Sale of reserves in place
   (1).......................  (328)    (3)    --  (107,313) (16,620)      --
  Production.................  (367)  (467)  (340)  (22,392) (17,773) (20,253)
                              -----  -----  -----  --------  -------  -------
  End of year................ 7,623  7,362  8,504   158,700  137,303  113,037
                              =====  =====  =====  ========  =======  =======
Proved developed reserves at
 end of year (2)............. 2,686  2,604  2,775   123,887  105,064   80,099
                              =====  =====  =====  ========  =======  =======

--------
(1) Includes the Phillips Transaction in 1999 and the sale of a portion of the VORI in March 2000.
(2) 1999, 2000 and 2001 includes 3 Mbbls and 40,835 Mmcf, 3 Mbbls and 20,172 Mmcf, and 2 Mbbls and 10,417 Mmcf, respectively, associated with the Company's interest in the VORI.

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

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               --------  ----------  ---------
                                                      (In thousands)
Future cash inflows........................... $519,875  $1,575,391  $ 453,912
Future production costs.......................  (92,153)   (144,171)  (111,953)
Future development costs......................  (57,862)    (59,423)   (65,869)
Future income tax expenses....................   (3,500)   (328,798)    (2,271)
                                               --------  ----------  ---------
  Future net cash flows.......................  366,360   1,042,999    273,819
10% annual discount for estimating timing of
 cash flows................................... (127,705)   (346,335)   (98,990)
                                               --------  ----------  ---------
  Standardized measure of discounted future
   net cash flows............................. $238,655  $  696,664  $ 174,829
                                               ========  ==========  =========

                               CONTOUR ENERGY CO.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The standardized measure of discounted future net cash flows as of December 31, 1999, 2000 and 2001 was calculated using prices in effect as of those dates, which averaged $24.54, $25.53 and $19.84, respectively, per barrel of oil and $2.15, $10.10 and $2.65, respectively, per Mcf of natural gas.

   Change in Standardized Measure. Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      2000      2001
                                                 --------  --------  --------
                                                       (In thousands)
   Changes due to current year operations:
     Sales of oil and gas, net of production
      costs..................................... $(38,566) $(59,335) $(79,140)
     Sale of reserves in place..................  (61,420)  (20,581)       --
     Extensions and discoveries.................   50,493   121,302    16,797
     Purchases of reserves in place.............       --     1,359        --
     Future development costs incurred..........    6,696     8,029    13,691
   Changes due to revisions in standardized
    variables:
     Prices and production costs................   22,998   631,857  (650,418)
     Revisions of previous quantity estimates...   (3,916)  (31,009)  (11,262)
     Estimated future development costs.........   31,603    (2,301)  (13,424)
     Income taxes...............................   (1,873) (190,124)  190,474
     Accretion of discount......................   23,428    24,109    88,866
     Production rates (timing) and other........  (24,258)  (25,297)  (77,419)
                                                 --------  --------  --------
       Net increase (decrease)..................    5,185   458,009  (521,835)
     Beginning of year..........................  233,470   238,655   696,664
                                                 --------  --------  --------
       End of year.............................. $238,655  $696,664  $174,829
                                                 ========  ========  ========

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

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                            2000                                   2001(4)
                          ----------------------------------------- --------------------------------------
                             1st        2nd       3rd       4th       1st     2nd     3rd         4th
                          Quarter(1) Quarter(2) Quarter  Quarter(3) Quarter Quarter Quarter  Quarter(3)(5)
                          ---------- ---------- -------  ---------- ------- ------- -------  -------------
Revenues (4)............   $15,787    $17,919   $17,616   $22,038   $30,324 $25,814 $20,253     $17,622
Operating profit
 (loss).................       398      4,698     4,654     4,183    13,874  10,267   3,284     (15,915)
Net(loss) income........    (4,737)       501    (3,544)   (3,761)    6,628   5,304  (4,187)    (25,886)
Basic and diluted income
 (loss) per common share
 item...................   $ (0.43)   $ (0.03)  $ (0.34)  $ (0.35)  $  0.43 $  0.33 $ (0.38)    $(1.78)

--------
(1) Reflects $3.4 million gain on sale of a portion of the Company's volumetric overriding royalty interest.
(2) Reflects $4.0 million gain on sale of the Company's non-producing interest in East Cameron offshore area.
(3) Reflects non-cash impairment charges against the carrying value of proved and unproved oil and natural gas properties (See Note 1).
(4) Reflects non-cash unrealized gains/(losses) of $.9 million, $3.2 million, $(2.2) million and $(2.1) million for the 1st, 2nd, 3rd, and 4th quarters, respectively, on derivative instruments.
(5) The fourth quarter 2001 includes a $10 million non-cash charge relating to the impairment of derivative instruments. (See Note 11).

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The following table sets forth certain information concerning our directors and executive officers:

          Name            Age                            Position
          ----            ---                            --------
Kenneth R. Sanders......   52 Director; president and chief executive officer
Rick G. Lester..........   50 Director; executive vice president and chief financial officer
John J. Conklin (1)(3)..   71 Director
Ralph P. Davidson
 (1)(3).................   74 Director
Adam P. Godfrey (1)(3)..   40 Director
Edward Park (2).........   31 Director
Ward W. Woods (2)(3)....   59 Director

--------
(1) Member of the audit committee.
(2) Member of the nominating committee.
(3) Member of the compensation committee.

   Kenneth R. Sanders has been a director since March 8, 2001 and has been president and chief executive officer effective April 30, 2001. Before being electing to that position, he was a senior vice president/exploration and production since August 1999. Before joining us, Mr. Sanders served in positions of increasing responsibilities of Seagull Energy E&P, Inc. since 1991, concluded as vice president/exploitation, acquisitions and engineering.

   Rick G. Lester has been a director since March 8, 2001 and became executive vice president and chief financial officer effective April 30, 2001. Before being elected to that position, he was senior vice president and chief financial officer since October 1998. Previously, he was vice president and chief financial officer of Domain Energy Corporation until its merger into Lomak Petroleum to form Range Resources Corporation. Mr. Lester served in various positions with Tenneco, Inc. and its subsidiaries before his tenure at Domain.

   John J. Conklin, Jr. has served as a director since November 1993. Mr. Conklin has been a private investor since his retirement in 1989 as a senior partner of Conklin, Cahill & Co., a member firm of the New York Stock Exchange, where he was active for over 35 years. He has also served as a member of the Board of Governors of the New York Stock Exchange, the Board of Directors of the New York Futures Exchange and the National Market Advisory Board.

   Ralph P. Davidson served as chairman of the board from October 1995 through February 1996 and has served as a director since November 1993. Mr. Davidson provides consulting services to nonprofit organizations as president of Davidson Associates. From 1980 through 1987, he was chairman of the board of Time, Inc., where he spent 21 years with Time Magazine in various executive capacities. Mr. Davidson is a member of the Board of Trustees of Phoenix House, the National Council for Adoption, the Emeritus Foundation and The American University in Bulgaria.

   Adam P. Godfrey has served as a director since March 19, 1998. Mr. Godfrey has been a partner at Goldberg Lindsay & Co. LLC since February 15, 2002. Mr. Godfrey has also, since January 1, 1998, been the sole shareholder and president of a corporation that serves as a manager of the limited liability company that is the general partner of Bessemer Holdings, L.P. and other affiliated investment partnerships, including investment partnerships that comprise the BH Group. The BH Group owns a majority of the membership interests in Contour. Mr. Godfrey also is the sole shareholder and president of a corporation that is a general partner of

Bessemer Holdings & Co., an affiliate of Bessemer. From July 1993 to December 1997, Mr. Godfrey was a principal with Bessemer Holdings & Co., and a member of the general partner of Bessemer. Mr. Godfrey is a director of several private companies.

   Edward Park has served as a director since March 2000. Mr. Park has been a principal of Goldberg Lindsay & Co. LLC. since February 15, 2002. Mr. Park was a principal at Bessemer Holdings & Co. from August 1994 to February 14, 2002. Mr. Park is the sole shareholder and president of a corporation that is a member of the limited liability company that is the general partner of Bessemer Holdings, L.P. and other affiliated investment partnerships, including the investment partnerships that comprise BH Group. Mr. Park is a director of several private companies.

   Ward W. Woods has served as a director since his election in February 1996. He is the sole stockholder and president of corporations that from 1989 to 1999 served as a managing general partner or principal manager of the general partner of Bessemer Holdings, L.P. and other affiliated investment partnerships including those comprising the BH Group. A partnership affiliated with Mr. Woods is a member of the general partner of Bessemer Holdings, L.P. and other affiliated partnerships including BH Group. He also is the sole stockholder and president of a corporation that until 1999 served as a managing general partner of Bessemer Holdings & Co. Mr. Woods was the President and chief executive officer of Bessemer Securities, LLC and its wholly owned subsidiary Bessemer Securities Corporation from 1989 to 1999. Bessemer Securities Corporation is the primary limited partner of Bessemer Holdings L.P., and Bessemer Securities Corporation and Bessemer Securities LLC are the primary limited partners in another partnership in the BH Group. Mr. Woods serves as a manager of Bessemer Securities LLC and a director of Bessemer Securities Corporation. He is a director of Boise Cascade Corporation and several private companies.

Section 16(a) Beneficial Ownership Reporting Compliance

   The following officers, directors, beneficial owners of more than ten percent of any class of the company's equity securities registered pursuant to
Section 12 of the Exchange Act, or other persons subject to Section 16 of the Exchange Act failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

                                                       Number of       Known
                                              Number  Transactions   Failures
                                              of Late  Not Timely    to File a
                      Name                    Reports   Reported   Required Form
                      ----                    ------- ------------ -------------
   Kenneth R. Sanders........................     1         1             0
   Rick G. Lester............................     1         1             0

Item 11. Executive Compensation.

   The following shows compensation paid during the last three fiscal years to our Chief Executive Officer and our other executive officers whose compensation exceeded $100,000 in 2001 (the "Named Executive Officers").

                          Summary Compensation Table

                                                              Long-Term
                            Annual Compensation(1)           Compensation
                         -------------------------------    --------------
                                       Cash       Stock     Option          All Other
                              Salary   Bonus      Bonus     Awards  SARS   Compensation
          Name           Year   ($)     ($)        ($)       (#)   (#)(2)     ($)(3)
          ----           ---- ------- -------    -------    ------ ------- ------------
John F. Bookout......... 2001 266,667                                        795,503(6)
                         2000 800,000                                         10,500
                         1999 800,000 187,500(4) 190,430(4)                   10,000
Rick G. Lester.......... 2001 190,000                                        110,250(7)
                         2000 182,500                              171,000    10,500
                         1999 175,000  75,000(4)  76,172(4)                   10,000
Kenneth R. Sanders...... 2001 250,000                                        120,750(7)
                         2000 200,000                              189,000    10,500
                         1999  79,167  50,000(5)            62,500             2,850

--------
(1) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary and bonus and therefore are excluded.
(2) In July of 2000, we adopted a performance plan in which certain officers and employees will be entitled to receive cash bonuses dependant on the appreciation of our common stock price. In connection with the implementation of this plan, Messrs. Lester and Sanders surrendered their outstanding stock options.
(3) Amounts include matching contributions by us to the named executive officer's 401(k) account.
(4) Messrs. Bookout and Lester were awarded special bonuses on June 8, 1999 in recognition of extraordinary services performed of our behalf during 1998 and the first-half of 1999, consisting of each receiving cash and shares of Common Stock (31,250 to Mr. Bookout and 12,500 to Mr. Lester, in each case as adjusted for the 1-for-10 stock split effected July 30, 1999) under our 1997 Long-Term Incentive-Performance Plan. The closing price of the Common Stock as of close of June 7, 1999 on the NASDAQ was $6.09375 (as adjusted for the 1-for-10 stock split effected July 30, 1999).
(5) Mr. Sanders was appointed Senior Vice President--Exploration and Production effective August 1, 1999 and received an initial bonus upon employment by the Company.
(6) Includes $785,003 lump sum severance payment upon Mr. Bookout's resignation.
(7) Amounts include proceeds of exercise of performance plan units in the amount of $110,250 by Mr. Sanders and $99,750 by Mr. Lester.

Option/SAR Grants and Exercises in 2001

   In March, 2001, the Company's board of directors adopted the Contour Energy Co. 2001 Stock Option and Stock Award Plan (the "2001 Plan"). The following table shows the options granted to our named Executive Officers and the value they would receive if our stock price appreciates.

                     Option/SAR Grants in Last Fiscal Year

                                                                                 Potential
                                                                             Realizable Value
                                                                             at Assumed Annual
                                                                              Rates of Stock
                                                                                   Price
                                                                             Appreciation for
                                           Individual Grants                  Option Term(1)
                            ------------------------------------------------ -----------------
                             Number of    % of Total
                             Securities  Options/SARs
                             Underlying   Granted to   Exercise
                            Options/SARs Employees in   or Base   Expiration
             Name             Granted    Fiscal Year  Price($/Sh)    Date     5% ($)  10% ($)
             ----           ------------ ------------ ----------- ---------- -------- --------
   Rick G. Lester..........   300,000        30.9%       $2.00     3/22/08   $244,260 $569,220
   Kenneth R. Sanders......   400,000        41.2%       $2.00     3/22/08   $325,680 $758,960

--------
(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our future stock price growth, which is dependent on future performance and stock market conditions.

   In July, 2000, we adopted a performance plan in which certain officers and employees will be entitled to receive cash bonuses dependant on the appreciation of our common stock price. There were no grants of performances plan units in 2001. Because this cash bonus plan could be deemed to constitute stock appreciation rights, we've included the following table showing the number of performance plan units exercised by our Named Executive Officers and the proceeds received. In connection with the implementation of this plan, Messrs. Lester and Sanders surrendered their outstanding stock options.

                   Option/SAR Exercises in Last Fiscal Year

                                                                    Value of
                                                                   Unexercised
                        Number of                 Number of       In-the-money
                        Securities               Unexercised      Options/SARs
                        Underlying   Value     Options/SARs At    At FY-end ($)
                       Options/SARs realized FY-end Exercisable/   Exercisable
          Name          Exercised      $       Unexercisable(1)   Unexercisable
          ----         ------------ -------- -------------------- -------------
   Rick G. Lester.....    57,000    $ 99,750 57,000 exercisable         --
                                             57,000 unexercisable       --
   Kenneth R.
    Sanders...........    63,000    $110,250 63,000 exercisable         --
                                             63,000 unexercisable       --

--------
(1) Does not reflect stock options granted on March 22, 2001 to Mr. Sanders in the amount of 400,000 and Mr. Lester in the amount of 300,000, none of which where exercisable at the end of 2001.

Employment Agreements

   In 1999 we extended for an additional three-year term the three-year employment agreement with John F. Bookout at a base salary of $800,000. In March 2001, Mr. Bookout and we amended that employment agreement and, pursuant to that amendment, Mr. Bookout resigned as president and chief executive officer effective April 30, 2001 and resigned as chairman of the board effective May 30, 2001. In connection with his resignation of his positions with us, Mr. Bookout received lump sum severance compensation equal to $785,003.67.

   In March 2001, we entered into a three-year employment agreement with Kenneth R. Sanders at a base salary of $250,000 and granted Mr. Sanders options to purchase 400,000 shares of stock. In March 2001, we entered into a three-year employment agreement with Rick G. Lester at a base salary of $190,000 and granted Mr. Lester options to purchase 300,000 shares of stock. Each of the employment agreements provides that the employee shall have received at the end of the full term of employment aggregate annual bonus awards or accrued value from the stock options of at least $400,000 in the case of Mr. Sanders, or $300,000, in the case of Mr. Lester, or else we shall pay in lump sum to such employee an amount equal to any deficiency (the "Adjusted Aggregate Value"). Each of the employment agreements provides for a lump-sum severance payment if we terminate the executive without cause or as otherwise permitted, as defined in the employment agreements. Each of Mr. Sander's and Mr. Lester's severance payments would be equal to a minimum of one year's salary plus annual performance award as defined in that employment agreement, and in the case of a change of control, three year's salary plus the Adjusted Aggregate Value and all unvested options accelerated to 100% vesting. Each of the employment agreements provides for various other benefits and for indemnification of the executives under certain conditions.

   Compensation of Directors. Our non-management directors receive $3,750 quarterly and $1,000 per special meeting attended, up to an annual aggregate of $20,000. Directors who serve on committees receive $1,000 for each committee meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table shows information as of March 22, 2002 with respect to our common stock beneficially owned, directly or indirectly, by each person holding five percent or more of common stock, of our directors, by the named executive officers and by all of our directors and executive officers as a group. The information in the following table reflects our knowledge based upon filings made by such persons provided to us.

                                                             Common   Percent
                   Name of Beneficial Owner                   Stock   of Class
                   ------------------------                 --------- --------
   Contour Production Company, LLC(1)...................... 7,214,405  41.67%
   John J. Conklin, Jr.....................................     9,104      *
   Ralph P. Davidson(2)....................................     9,725      *
   Adam P. Godfrey(3)......................................        --     --
   Rick G. Lester..........................................        --     --
   Edward Park(3)..........................................        --     --
   Kenneth R. Sanders......................................    14,000      *
   Ward W. Woods(3)........................................        --     --
   All current directors and executive officers as a group
    (7 persons)............................................    32,829      *

--------
 *  Less than 1%
(1) Contour Production Company LLC ("CPC") is located at 630 Fifth Avenue, 39th Floor, New York, New York 10111. Bessemer Holdings, L.P. ("Bessemer") owns a majority of the membership interests in CPC. Based on a Statement on Schedule 13-D filed with the SEC, CPC and Bessemer are each deemed to beneficially own the shares of common stock held of record by CPC.
(2) Excludes 12,225 shares of Common Stock held by Mr. Davidson's wife as to which Mr. Davidson has disclaimed beneficial ownership.
(3) Excludes 7,214,405 shares of Common Stock held by CPC, in which Messrs. Godfrey, Park and Woods have an indirect interest, and as to which each of Messrs. Godfrey, Park and Woods have disclaimed beneficial ownership.

Item 13. Certain Relationships and Related Transactions.

   We have entered into an agreement with BPC pursuant to which BPC provided us with financial advisory services. The agreement extended through December 2001 but has not been renewed. For its services under this agreement, we paid BPC an advisory fee of $500,000 in December 1999, December 2000 and December 2001. In addition, we reimbursed BPC expenses it incurred in rendering advisory services. We have also agreed to indemnify BPC and its affiliates against certain liabilities under this agreement.

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

 Exhibit
 Number                                  Exhibit
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

  3.9 Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Consolidation Registration Statement).

  3.10   Certificate of Correction to Certificate of Amendment dated May 12,
         2000 (incorporated by reference to Exhibit 3.9 to the Registrant's
         Registration Statements on Form S-4 (Reg. No. 333-71112 filed on
         October 23, 2001).

  4.1 Certificate representing Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Consolidation Registration
         Statement).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

  10.13  Employment Agreement dated March 22, 2001 with Rick G. Lester
         (incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q (File No. 001-14286) for the quarterly period ended March 31, 2001).

  10.14  Employment Agreement dated March 22, 2001 with Kenneth R. Sanders
         (incorporated by reference to Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q (File No. 001-14286) for the quarterly period ended March 31, 2001).

  10.15  Contour Energy Co. 2001 Stock Option and Stock Award Plan
         (incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q (File No. 001-14286) for the quarterly period ended June 30, 2001).

  21.1   Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K (File No. 0-25214) for the year ended December 31, 1996).

  23.1   Consent of Deloitte & Touche LLP

  23.2   Consent of H.J. Gruy and Associates, Inc.

   (b) Reports on Form 8-K:

     On November 30, 2001, the Company filed an 8-K to disclose its estimated proved reserves as of October 1, 2001.

     On November 30, 2001, the Company filed an 8-K to disclose that it had entered into a First Supplemental Indenture with Wells Fargo Bank of Minnesota, National Association, supplementing the Indenture, dated April 15, 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April 2002.

                                          CONTOUR ENERGY CO.

       /s/ Kenneth R. Sanders
By: _________________________________              /s/ Rick G. Lester
                                          By: _________________________________
         Kenneth R. Sanders                          Rick G. Lester
       Chief Executive Officer                  Executive Vice President
                                               and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 16th day of April 2002 by the following persons in their capacity as directors of the Registrant.

      /s/ John J. Conklin, Jr.
By: _________________________________             /s/ Ralph P. Davidson
                                          By: _________________________________
        John J. Conklin, Jr.

                                                    Ralph P. Davidson

         /s/ Adam P. Godfrey
By: _________________________________              /s/ Rick G. Lester
                                          By: _________________________________
           Adam P. Godfrey

                                                     Rick G. Lester

           /s/ Edward Park
By: _________________________________            /s/ Kenneth R. Sanders
                                          By: _________________________________
             Edward Park

                                                   Kenneth R. Sanders
          /s/ Ward W. Woods
By: _________________________________
            Ward W. Woods