Form 10-Q
period 2002-03-31
CONTOUR ENERGY CO
filed 2002-05-20
CIK 930529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)  of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002 Commission File No. 1-14286

CONTOUR ENERGY CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0447267 (I.R.S. Employer Identification No.)

1001 McKinney Suite 900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 652-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 12, 2002

Common Stock	17,311,710

CONTOUR ENERGY CO. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONTOUR ENERGY CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets:
Cash and cash equivalents	$21,795	$16,067
Accounts receivable	13,756	13,111
Accounts receivable—drilling programs	15	16
Prepaid expenses and other current assets	4,468	4,174

Total current assets	40,034	33,368

Oil and gas properties, successful efforts method:
Unproved properties, net	17,450	17,103
Properties subject to amortization	435,142	435,905
Pipelines and other transportation assets, at cost	1,582	1,582
Furniture, fixtures and equipment	3,792	3,829

	457,966	458,419
Less: Accumulated depreciation, depletion and amortization	(328,446)	(334,023)

Total property and equipment, net	129,520	124,396

Restricted cash	6,400	6,700
Other non-current assets, net	5,579	5,047

Total assets	$181,533	$169,511

Liabilities:
Accounts payable and accrued expenses	$26,931	$23,394
Accounts payable—drilling programs	130	145
Current portion of long-term debt	4,200	6,300

Total current liabilities	31,261	29,839

Long-term debt	253,856	252,125

Total liabilities	285,117	281,964

Stockholders’ deficit:
Preferred stock, $1.50 par value, 2,000,000 shares authorized at December 31, 2001 and March 31, 2002; zero shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Common stock, $.10 par value, 20,000,000 shares authorized at December 31, 2001 and March 31, 2002; 17,311,710 shares issued and outstanding both at December 31, 2001 and March 31, 2002	1,731	1,731
Additional paid-in capital	293,241	293,241
Accumulated deficit	(410,867)	(415,301)
Accumulated other comprehensive income	12,311	7,876

Total stockholders’ deficit	(103,584)	(112,453)

Total liabilities and stockholders’ deficit	$181,533	$169,511

See Notes to Consolidated Financial Statements.

CONTOUR ENERGY CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues:
Oil and gas revenues	$30,324	$16,532
Interest and other income	408	129
Unrealized gain on derivative instruments	916	38

Total revenues	31,648	16,699

Costs and expenses:
Production expenses	3,386	3,392
Exploration expenses	5,104	2,118
General and administrative expenses	2,166	1,394
Interest and other debt expenses	8,570	8,644
Depreciation, depletion and amortization	5,794	5,585

Total expenses	25,020	21,133

Income (loss) before income taxes	6,628	(4,434)
Income taxes	—	—

Net income (loss)	6,628	(4,434)
Less: cumulative preferred stock dividends	(896)	—

Net income (loss) applicable to common stock	$5,732	$(4,434)

Basic and diluted income (loss) per common share	$.43	$(.26)

Weighted average common shares outstanding	13,211	17,312

See Notes to Consolidated Financial Statements.

CONTOUR ENERGY CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
Operating Activities:
Net income (loss)	$6,628	$(4,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	5,794	5,585
Unrealized gain and other non-cash derivative instrument adjustments	(916)	(4,434)
Exploration expenses	5,104	2,118
Accretion and amortization of debt expenses	871	949
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,722)	644
(Increase) decrease in prepaid expenses and other current assets	(81)	294
Increase in other non-current assets	(18)	(48)
Increase (decrease) in accounts payable and accrued expenses	8,863	(3,522)

Net cash provided by (used in) operating activities	24,523	(2,848)

Investing Activities:
Expenditures for exploration and development activities	(8,874)	(2,585)
Proceeds from the sale of oil and gas properties	—	5
Change in restricted cash	(300)	(300)

Net cash used in investing activities	(9,174)	(2,880)

Increase (decrease) in cash and cash equivalents	15,349	(5,728)
Cash and cash equivalents, beginning of period	18,431	21,795

Cash and cash equivalents, end of period	$33,780	$16,067

See Notes to Consolidated Financial Statements.

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

General.    The accompanying unaudited interim consolidated financial statements of Contour Energy Co. (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

Reference herein to “Contour”, “we” and “our” means Contour Energy Co. with its subsidiaries and subsidiary partnerships. This Quarterly Report on Form 10-Q (the “Report”) includes various other capitalized terms that are defined when first used.

NOTE 2—LIQUIDITY AND CAPITAL RESOURCES

Enron North America, et al.    In 2001, Contour executed hedge contracts with Enron North America (“ENA”) that included 20,000 Mmbtu per day of its natural gas production in 2002. The 2002 contracts required ENA to pay Contour an average price of $4.58 per Mmbtu. On December 2, 2001, ENA filed for bankruptcy protection and defaulted on its obligations under the hedge contracts. The impact to Contour was a loss of price protection for December 2001 totaling $1.3 million and for the period January 2002 through December 2002 equivalent to the difference in the hedge price and actual NYMEX monthly closing prices multiplied by the volumes hedged. For the first quarter 2002, the loss of our price protection resulted in lost cash flows from operations of $5.1 million.

Restructuring Negotiations.    The combination of an extended period of low commodity prices beginning the second half of 2001, the loss of natural gas price protection created by the bankruptcy of ENA, the uncertainty of prices in the near-term, and the maturity of our 14% senior secured notes in 2003 (“Senior Notes”) have caused us to consider strategic corporate options. The final payment of $98.7 million on the Senior Notes is due on April 15, 2003. We do not anticipate having sufficient cash to make the full redemption due in April 2003. Therefore, to avoid default under the indenture governing these notes, we must raise additional funds prior to that date sufficient to replace these notes. However, a refinancing of this debt would be difficult to execute in the current environment given the amount of our total debt relative to our assets. As a result of these factors, we have engaged an investment banking firm to evaluate and advise on the various alternatives that may be available to us including a conversion of debt to equity, a sale of assets, an infusion of equity, a merger with another industry company, or any combination thereof.

We are currently engaged in negotiations with certain holders of our 10 3/8% senior subordinated notes (“Subordinated Notes”) that may lead to a conversion of that debt to equity. On April 15, 2002, we informed the trustees of the Senior Notes and the Subordinated Notes that payment of interest due on that date totaling $15.4 million on our two classes of debt would be deferred pending results of negotiations. On May 6, 2002 a forbearance agreement was executed with holders of over 75% of the Subordinated Notes. The agreement states that while negotiations are ongoing, the signatories will forbear from enforcing certain default rights under the

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

indenture if interest due on the Subordinated Notes is not paid on or before May 15, 2002. The agreement expires on June 30, 2002. The interest due on April 15, 2002 on the Senior Notes was paid on May 3, 2002.

Default under Debt Indentures.    Since the Company did not make the interest payment due April 15, 2002 on the Subordinated Notes within the thirty-day grace period, an Event of Default has occurred under the indenture. An Event of Default under the indenture governing the Subordinated Notes triggers an Event of Default under the indenture governing the Senior Notes. Each trustee of the two indentures, acting separately, or holders of more than 25% of the outstanding notes of each class of debt, acting separately, have the right to require that the Company immediately pay each respective class of debt. The holders of more than 75% of the Subordinated Notes have agreed to temporarily forbear from enforcing these acceleration rights under the indenture. However, the remaining holders of the Subordinated Notes and the holders of Senior Notes have not waived the right to accelerate payment.

At March 31, 2002, the Subordinated Notes and $97.0 million of the Senior Notes are classified as non-current debt. With default on both indentures occurring, all of the debt will be subsequently reclassified as a current liability.

We can provide no assurance that negotiations with our debt holders will result in a satisfactory outcome nor that the obligation to pay our outstanding debt will not be accelerated. If we are unsuccessful in negotiations with debt holders, the Company may be forced to seek protection under federal bankruptcy regulations. Even a successful restructuring transaction may require a bankruptcy filing in which the affected parties have agreed to a plan of reorganization. It is likely that a conversion of our Subordinated Notes to equity will result in severe dilution to existing holders of the Company’s common stock.

NOTE 3—HEDGING ACTIVITIES

In accordance with the Company’s Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index (“Index Price”). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due.

The Company reports the effects of its hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which it adopted on January 1, 2001.

Through natural gas collars, the Company hedged 45,000 Mmbtu per day of its natural gas production for the three months ended March 31, 2001 at an average floor of $3.77 per Mmbtu and an average ceiling of $5.11 per Mmbtu, before transaction and transportation costs.

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Through crude oil collars, the Company hedged 900 barrels per day of its crude oil production for the three months ended March 31, 2001 at an average floor price of $26.11 per barrel and an average ceiling price of $32.21 per barrel, before transaction and transportation costs.

During the first quarter 2001, hedging activities decreased oil and gas revenues by $8.9 million and a $0.9 million unrealized gain on derivative instruments was reported on the Company’s Consolidated Statements of Operations. The $0.9 million unrealized gain represents the change in the time value, or the ineffective value, of the Company’s derivative instruments. Additionally, in the first quarter 2001, the Company recorded a $21.1 million valuation adjustment, including the $8.9 million reduction in reported oil and gas revenues, to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $20.8 million relates to the $27.8 million transition adjustment from adoption of SFAS 133 recorded on January 1, 2001.

In accordance with SFAS 133 and the result of the filing for bankruptcy protection by ENA, the Company’s counter-party, the ENA contracts no longer qualified for cash flow hedge accounting treatment. As a result, the contracts were adjusted to their fair market value in December 2001, estimated to be $3.5 million. This treatment resulted in approximately $12.3 million, representing deferred revenues related to the hedge positions, to be reflected in the Company’s December 31, 2001 Balance Sheet as accumulated other comprehensive income. This amount will be reclassified to earnings monthly during 2002 as the hedge transactions were originally scheduled to occur, with $4.4 million reclassified to earnings during the first quarter 2002. These items are non-cash in nature. The Company believes $3.5 million is the estimated fair market value of the contracts as of March 31, 2002. This amount is classified on the Company’s balance sheet as a current asset.

NOTE 4—PREFERRED STOCK

The Company did not declare quarterly dividends of $0.65625 per preferred share for February 1, 1998 through November 1, 2001, aggregating approximately $14.3 million. Because the Company had not paid dividends on the preferred stock for a period of more than six quarters the holders of preferred stock, as a group, elected two additional directors to the Company’s Board of Directors in July 2000.

In November 2001, preferred shareholders approved reclassification of the preferred stock so that each share of preferred stock was exchanged for $7.25 in cash and three shares of the Company’s common stock. As a result, 4.1 million shares of common stock and $9.9 million were distributed to the preferred shareholders. The reclassification resulted in extinguishment of the preferred stock and all accrued dividends. Trading for the preferred stock ceased on November 30, 2001. Following the reclassification of the Preferred Stock, the two directors of the Company elected by the holders of preferred stock resigned from the Company’s board and were not replaced.

NOTE 5—EARNINGS PER SHARE / OTHER COMPREHENSIVE INCOME

The basic income (loss) per common share as shown on the Consolidated Statements of Operations reflects net income (loss) less cumulative preferred stock dividends, whether or not declared, divided by the weighted average number of common shares outstanding during the respective periods. In calculating diluted income (loss) per common share, common shares issuable under stock options and convertible preferred stock are added to the weighted average common shares outstanding when dilutive. For the three months ended March 31, 2001 and 2002, all potentially dilutive securities were either anti-dilutive or immaterial to the calculation and therefore are not included in the diluted earnings per share (“EPS”) calculation.

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s comprehensive loss for the three-month periods ended March 31, 2001 and 2002 was $(0.1) million and $(8.9) million, respectively. These comprehensive losses were derived by adjusting net income (loss) for each respective period for the impact of the Company’s hedging activities flowing from accumulated other comprehensive income into earnings.

NOTE 6—NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 and there was no impact on its financial statements from the adoption of these standards.

In August and October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statements will have on the Company’s financial statements upon adoption. The Company had no impact on its financial statements from the adoption of SFAS 144 on January 1, 2002.

NOTE 7—STOCK OPTION AND STOCK AWARD PLAN

On March 22, 2001, the Company’s board of directors adopted the Contour Energy Co. 2001 Stock Option and Stock Award Plan (the “2001 Plan”). As of March 31, 2002, stock options covering 995,000 shares of common stock have been granted with 105,000 additional shares available for grant under the 2001 Plan. These are seven-year options that are subject to a three-year vesting period. The Company also has 9,300 options outstanding related to prior year plans that are set to expire during 2002.

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 8—GUARANTOR FINANCIAL STATEMENTS

Contour Energy E&P, LLC, a wholly-owned subsidiary of the Company and Kelley Operating Company Ltd., an indirect wholly-owned partnership of the Company are guarantors of the Company’s Senior Notes due 2002-2003 and of the Company’s Subordinated Notes due 2006. Concorde Gas Marketing, Inc. (“Concorde”), a wholly owned subsidiary of the Company, is also a guarantor of the Company’s Senior Notes due 2002-2003. The following guarantor consolidating condensed financial statements present:

1.
Consolidating condensed balance sheets as of December 31, 2001 and March 31, 2002, consolidating condensed statements of operations for the three months ended March 31, 2001 and 2002 and consolidating condensed statements of cash flows for the three months ended March 31, 2001 and March 31, 2002.

2.
Contour Energy Co. (the “Parent”), combined Guarantor Subsidiaries (other than Concorde), Concorde and combined Non-Guarantor Subsidiaries, all with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2001
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Concorde	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$252,578	$65,375	$5,876	$372	$(284,167)	$40,034
Property and equipment, net	—	122,039	—	5,015	2,466	129,520
Restricted cash	—	6,400	—	—	—	6,400
Other non-current assets, net	(91,686)	10,517	—	—	86,748	5,579

Total assets	$160,892	$204,331	$5,876	$5,387	$(194,953)	$181,533

Liabilities and Stockholders’ Deficit:
Current liabilities	$10,620	$303,429	$326	$1,053	$(284,167)	$31,261
Long-term debt	253,856	—	—	—	—	253,856
Stockholders’ (deficit) equity	(103,584)	(99,098)	5,550	4,334	89,214	(103,584)

Total liabilities and stockholders’ (deficit) equity	$160,892	$204,331	$5,876	$5,387	$(194,953)	$181,533

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

March 31, 2002
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Concorde	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets	$252,537	$53,583	$6,050	$513	$(279,315)	$33,368
Property and equipment, net	—	116,738	—	4,896	2,762	124,396
Restricted cash	—	6,700	—	—	—	6,700
Other non-current assets, net	(92,458)	10,646	—	—	86,859	5,047

Total assets	$160,079	$187,667	$6,050	$5,409	$(189,694)	$169,511

Liabilities and Stockholders’ Deficit:
Current liabilities	$20,407	$287,253	$436	$1,058	$(279,315)	$29,839
Long-term debt	252,125	—	—	—	—	252,125
Stockholders’ (deficit) equity	(112,453)	(99,586)	5,614	4,351	89,621	(112,453)

Total liabilities and stockholders’ (deficit) equity	$160,079	$187,667	$6,050	$5,409	$(189,694)	$169,511

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the three Months Ended March 31, 2001
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Concorde	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$29,533	$729	$1,386	$—	$31,648
Costs and expenses	(8,730)	(16,560)	(165)	(393)	828	(25,020)
Equity in earnings of subsidiaries	15,358	1,557	—	—	(16,915)	—

Net income (loss)	$6,628	$14,530	$564	$993	$(16,087)	$6,628

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the three Months Ended March 31, 2002
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Concorde	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$16,153	$227	$319	$—	$16,699
Costs and expenses	(8,678)	(12,286)	(163)	(302)	296	(21,133)
Equity in earnings of subsidiaries	4,244	81	—	—	(4,325)	—

Net (loss) income	$(4,434)	$3,948	$64	$17	$(4,029)	$(4,434)

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2001
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Concorde	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net income (loss)	$6,628	$14,530	$564	$993	$(16,087)	$6,628
Non-cash income (loss) adjustments	(14,487)	9,102	—	151	16,087	10,853
Changes in operating assets and liabilities	7,859	876	(564)	(1,129)	—	7,042

Net cash provided by operating activities	—	24,508	—	15	—	24,523

Investing Activities:
Expenditures for exploration and development activities	—	(8,859)	—	(15)	—	(8,874)
Change in restricted cash	—	(300)	—	—	—	(300)
Distributions from partnerships	—	—	—	—	—	—

Net cash used in investing activities	—	(9,159)	—	(15)	—	(9,174)

Increase in cash and cash equivalents	—	15,349	—	—	—	15,349
Cash and cash equivalents, beginning of period	—	18,431	—	—	—	18,431

Cash and cash equivalents, end of period	$—	$33,780	$—	$—	$—	$33,780

CONTOUR ENERGY CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Concorde	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net (loss) income	$(4,434)	$3,948	$64	$17	$(4,029)	$(4,434)
Non-cash (loss) income adjustments	(3,295)	3,364	—	120	4,029	4,218
Changes in operating assets and liabilities	7,729	(10,161)	(64)	(136)	—	(2,632)

Net cash (used in) provided by operating activities	—	(2,849)	—	1	—	(2,848)

Investing Activities:
Expenditures for exploration and development activities	—	(2,584)	—	(1)	—	(2,585)
Proceeds from sale of properties	—	5	—	—	—	5
Change in restricted cash	—	(300)	—	—	—	(300)
Distributions from partnerships	—	—	—	—	—	—

Net cash used in investing activities	—	(2,879)	—	(1)	—	(2,880)

Increase in cash and cash equivalents	—	(5,728)	—	—	—	(5,728)
Cash and cash equivalents, beginning of period	—	21,795	—	—	—	21,795

Cash and cash equivalents, end of period	$—	$16,067	$—	$—	$—	$16,067

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following review of operations for the three months ended March 31, 2001 and 2002 should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in this report on Form 10-Q and with the Financial Statements, Notes and Management’s Discussion and Analysis for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Hedging Activities.    In accordance with the Company’s Risk Management Policy and its commodity risk strategy, the Company periodically uses forward sales contracts, natural gas and crude oil price swap agreements, collars and options to reduce exposure to downward price fluctuations on its natural gas and crude oil production. The Company does not engage in speculative transactions. Price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price for natural gas and crude oil. Collars combine put and call options to establish a ceiling and a floor. The Company normally employs the average NYMEX price for the last three days of the contract for natural gas and the monthly average of closing NYMEX prices for crude oil as the underlying index (“Index Price”). To the extent the Index Price closes above the established ceiling the Company must make payments to the counter-party on the differential between the Index Price and the ceiling. Conversely, if the Index Price closes below the established floor, the counter-party must make payments to the Company on the differential between the Index Price and the floor. If the Index Price closes between the ceiling and the floor, no settlement is due.

The Company reports the effects of its hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which it adopted on January 1, 2001.

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

During the first quarter 2001, hedging activities decreased oil and gas revenues by $8.9 million and a $0.9 million unrealized gain on derivative instruments was reported on the Company’s Consolidated Statements of Operations. The $0.9 million unrealized gain represents the change in the time value, or the ineffective value, of the Company’s derivative instruments. Additionally, in the first quarter 2001, the Company recorded a $21.1 million valuation adjustment, including the $8.9 million reduction in reported oil and gas revenues, to OCI based on changes in the intrinsic value of its derivative instruments. Of this amount, $20.8 million relates to the $27.8 million transition adjustment from adoption of SFAS 133 recorded on January 1, 2001.

Contour lost its price protection relating to 20,000 Mmbtus of natural gas per day for 2002 when its counter-party, Enron North America (“ENA”), filed for Bankruptcy protection on December 2, 2001. In accordance with SFAS 133 and the result of the filing for bankruptcy protection, the ENA contracts no longer qualified for cash flow hedge accounting treatment and were adjusted to their fair market value in December 2001, estimated to be $3.5 million. This treatment resulted in approximately $12.3 million, representing deferred revenues related to the hedge positions, to be reflected in the Company’s December 31, 2001 Balance Sheet as accumulated other comprehensive income. This amount will be reclassified to earnings monthly during 2002 as the hedge transactions were originally scheduled to occur, with $4.4 million reclassified to earnings during the first quarter 2002. These items are non-cash in nature. The Company believes $3.5 million is the estimated fair market value of the contracts as of March 31, 2002. This amount is classified on the Company’s balance sheet as a current asset.

Results of Operations

The following table sets forth certain operating data regarding net production, average sales prices, production expenses and revenues associated with the Company’s oil and natural gas operations for the periods indicated.

	Three Months Ended March 31,
	2001	2002
Net Production Data:
Oil and other liquid hydrocarbons (Mbbls)	91.0	68.6
Natural gas (Mmcf)	4,967	4,486
Natural gas equivalent (Mmcfe)	5,513	4,898
Average Sales Price per Unit (including the effects of hedging):
Oil and other liquid hydrocarbons (per Bbl)	$25.61	$19.58
Natural gas (per Mcf)(1)	5.62	3.38
Natural gas equivalent (per Mcfe)(1)	5.49	3.37
Cost per Mcfe:
Production costs(2)	$.52	$.54
Severance and ad valorem taxes	.09	.16
General and administrative expenses	.39	.28
Depreciation, depletion and amortization (oil and gas activities)	1.04	1.13
Interest expense, excluding accretion and amortization	1.40	1.57

(1)
Calculation for 2002 includes $4.4 million of non-cash derivative gains, resulting in increases in the average prices for natural gas and natural gas equivalents of $0.98/Mcf and $0.90/Mcfe, respectively.

(2)	Includes lifting costs and transportation and compression expenses.

Three Months Ended March 31, 2002 and 2001.    The Company’s oil and gas revenues decreased from $30.3 million for the first quarter of 2001 to $16.5 million in the same period of 2002, a decrease of 45%. This decrease was primarily the result of lower natural gas and crude oil production and lower associated prices. Natural gas production decreased by 10% in the first quarter of 2002 as compared to the same period in 2001. This decrease was attributable primarily to lower entitlements received from our volumetric overriding royalty interest (“VORI”) beginning January 1, 2002. We also experienced lower crude oil production during the current quarter, the result of natural declines in our producing areas. Overall, lower natural gas and crude oil production decreased revenues by $3.4 million in the first quarter 2002 compared to the same period in 2001. In the first quarter 2002, we experienced significantly lower natural gas and crude oil prices compared to the first quarter 2001. Including $4.4 million in non-cash derivative gains during the first quarter 2002, our average equivalent price decreased by 39% effecting a decrease in oil and gas revenues of $10.4 million compared to the same period of 2001.

Revenues in the first quarter 2001 included a $0.9 million unrealized gain relating to the Company’s derivative instruments. This represents the change in the ineffective value (time value) of the Company’s derivative contracts during the first quarter 2001 in accordance with SFAS 133.

Production expenses for both the first quarter of 2001 and 2002 were $3.4 million. Lower lifting costs and ad valorem taxes in the first quarter 2002 were offset by higher severance taxes. Higher severance taxes were the result of an increase in the tax rate for our Louisiana production.

Exploration expenses totaled $2.1 million in the first quarter of 2002 and $5.1 million in the corresponding period of 2001, a decrease of 59%. The reduction in exploration expense was primarily due to a reduction in exploratory spending, partially offset by an increase in expense relating to unproven property abandonments.

General and administrative (“G&A”) expenses decreased by 36% to $1.4 million in the first quarter of 2002 compared to $2.2 million in the corresponding period last year which included an $0.8 million charge for severance related to the retirement of the Company’s CEO. On a unit basis, G&A expenses were $0.28 per Mcfe for the first quarter of 2002.

Interest and other debt expenses were $8.6 million for both the first quarter of 2002 and 2001 as there was no change in our debt structure.

Depreciation, depletion and amortization (“DD&A”) expense decreased 4% from $5.8 million in the first quarter of 2001 to $5.6 million in the current period, primarily as a result of a lower equivalent production, mostly offset by a higher unit-of-production rate in 2002. The units-of-production DD&A rate was $1.13 per Mcfe in the current period compared to $1.04 per Mcfe in the first quarter 2001. This higher composite DD&A rate in the first quarter 2002 is generally due to a higher proportion of production from fields with higher aggregate costs compared to the first quarter 2001.

The Company recognized a net loss of $(4.4) million in the first quarter of 2002 and net income of $6.6 million in the same period last year. The reasons for the decrease in earnings are described in the foregoing discussion.

The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

Liquidity and Capital Resources

General and Capital Resources.    We have significant debt outstanding relative to our asset base and pay a high portion of our cash flow to service such debt. We currently have $260 million principal amount of debt outstanding ($258.4 million recorded on the balance sheet at March 31, 2002, including $6.3 million in current maturities). Approximately $35 million in cash interest and principal payments are due in 2002, including $4.2 million in early redemptions for our 14% senior secured notes (“Senior Notes”). The Senior Notes mature on April 15, 2003 with a final payment of $98.7 million. We do not currently have access to a revolving credit facility to supplement our cash needs. The terms of the Senior Notes and 10 3/8% senior subordinated notes (“Subordinated Notes”) significantly limit the ability of the Company to incur additional funded indebtedness. Accordingly, the Company anticipates that it will be required to meet its obligations during 2002 from cash on hand and cash flows from operations.

Liquidity.    We continued to experience weak commodity prices during the first quarter 2002 with average realized prices (before SFAS 133 adjustments) for natural gas and crude oil of $2.40/Mcf and $19.58/Bbl, respectively. The loss of natural gas price protection due to the bankruptcy of our hedge counter-party resulted in lost cash flows from operations of $5.1 million in the first quarter 2002. Operating cash flows (before changes in working capital) were $(0.2) million. Recently, prices have rebounded with the price for April natural gas approaching $3.40/Mmbtu. However, storage levels for natural gas are at historically high levels and the strength and timing of improvement in demand for natural gas is uncertain. Our financial condition and results of operations will depend upon the prices received for our oil and natural gas production, as well as the costs of finding, acquiring, developing and producing our reserves.

Net cash used in operating activities during the first three months of 2002 aggregated $(2.8) million. Funds used in investing activities were comprised of $2.6 million for exploration and development activities and a $0.3 million increase in the Company’s escrow account for plugging and abandonment liabilities (restricted cash). As a result of these activities, cash and cash equivalents decreased from $21.8 million at December 31, 2001 to $16.1 million as of March 31, 2002. As of March 31, 2002, the Company had working capital of $3.5 million (including current debt maturities), compared to working capital of $8.8 million at the end of 2001.

Restructuring Negotiations.    The combination of an extended period of low commodity prices beginning the second half of 2001, the loss of natural gas price protection created by the bankruptcy of our hedge counter-

party, the uncertainty of prices in the near-term, and the maturity of our Senior Notes have caused us to consider strategic corporate options. The final payment of $98.7 million on the Senior Notes is due on April 15, 2003 and we do not anticipate having sufficient cash to make the full redemption. A refinancing of this debt would be difficult to execute in the current environment given the amount of our total debt relative to our assets. As a result of these factors, we have engaged an investment banking firm to evaluate and advise on the various alternatives that may be available to us including a conversion of debt to equity, a sale of assets, an infusion of equity, a merger with another industry company, or any combination thereof.

We are currently engaged in negotiations with certain holders of our Subordinated Notes that may lead to a conversion of that debt to equity. On April 15, 2002, we informed the trustees that payment of interest due on that date totaling $15.4 million on our two classes of debt would be deferred pending results of negotiations. On May 6, 2002 a forbearance agreement was executed with holders of over 75% of the Subordinated Notes. The agreement states that while negotiations are ongoing, the signatories will forbear from enforcing certain default rights under the indenture if interest due on the notes is not paid on or before May 15, 2002. The agreement expires on June 30, 2002. The interest due on April 15, 2002 on the Senior Notes was paid on May 3, 2002.

Default under Debt Indentures.    Since the Company did not make the interest payment due April 15, 2002 on the Subordinated Notes within the thirty-day grace period, an Event of Default occurred under the indenture. An Event of Default under the indenture governing the Subordinated Notes triggers an Event of Default under the indenture governing the Senior Notes. Each trustee of the two indentures, acting separately, or holders of more than 25% of the outstanding notes of each class of debt, acting separately, have the right to require that the Company immediately pay each respective class of debt. The holders of more than 75% of the Subordinated Notes have agreed to temporarily forbear from enforcing these acceleration rights under the indenture. However, the remaining holders of Subordinated Notes and the holders of Senior Notes have not waived the right to accelerate payment.

At March 31, 2002, the Subordinated Notes and $97.0 million of the Senior Notes are classified as non-current debt. With default on both indentures occurring, all of the debt will be subsequently reclassified as a current liability.

We can provide no assurance that negotiations with our debt holders will result in a satisfactory outcome nor that the obligation to pay our outstanding debt will not be accelerated. If we are unsuccessful in negotiations with debt holders, the Company may be forced to seek protection under federal bankruptcy regulations. Even a successful restructuring transaction may require a bankruptcy filing in which the affected parties have agreed to a plan of reorganization. It is likely that a conversion of our Subordinated Notes to equity will result in severe dilution to existing holders of the Company’s common stock.

Capital Commitments.    The Company’s 2002 capital expenditure budget provides for $23.5 million to be expended on development and exploratory activities primarily in the gulf coast region of Louisiana and Texas. However, reduced cash flows caused by the combination of the severe downturn in commodity prices, the loss of price protection because of the bankruptcy of our hedge counter-party, and the general downturn in economic conditions may cause our actual 2002 expenditures to be less than budgeted. Pending the outcome of negotiations with debt holders and potential merger or sale discussions, capital expenditures will be limited to necessary projects. In the first three months of 2002, the Company’s capital expenditures totaled $1.3 million, including $1.1 million for well completions and recompletions and $0.2 million for seismic and leasehold acquisitions. An additional $1.2 million was expended in the first quarter 2002 for delay rentals and capitalized overhead.

Restricted Cash.    At March 31, 2002, the Company had a restricted cash balance of $6.7 million related to an established escrow account to meet future plugging and abandonment liabilities. The Company is required to fund this account in the amount of $100,000 a month until the balance reaches $7.5 million.

Inflation and Changing Prices.    Oil and natural gas prices, as with most commodities, are highly volatile, have fluctuated during recent years and generally have not followed the same pattern as inflation.

Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 with no impact on its financial statements from the adoption of these standards.

In August and October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and cannot yet reasonably estimate the impact, if any, this statement will have on the Company’s financial statements upon adoption. The Company has no impact on its financial statements from the adoption of SFAS 144 on January 1, 2002.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Contour uses its senior and subordinated debt instruments to finance a significant portion of its operations. We currently have no outstanding floating rate debt and therefore our earnings and cash flows are not subject to interest rate risk. However, the fair values of our fixed-rate debt instruments are subject to interest-rate risk. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. Contour is also exposed to market risk from changes in commodity prices. In the normal course of business we enter into hedging transactions, including forward sales contracts, natural gas and crude oil price swap agreements, collars and options to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hedging Activities and Note 3 to the Consolidated Financial Statements for further discussion on the Company’s derivative instruments. For debt obligations the table below presents principal cash flows and weighted average interest rates by year of maturity.

	Maturity Date						Fair Value @ 3/31/02
	2002	2003	2004	2005	2006	Total
Fixed Debt:
14.00% (Maturity)(1)	$4,200	$100,800				$105,000	$102,300
10.38% (Maturity)					$155,000	155,000	78,120

Total Maturity	$4,200	$100,800			$155,000	$260,000	$180,420

Blended weighted average interest rate	14.00%	14.00%			10.38%

(1)	The 14% notes mature in 2002 and 2003 at a premium of 105% of the stated principal amount.

Forward-looking Statements

Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities and those risk factors described on pages 17, 18 and 19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Words such as “anticipated,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the risk factors described in the Company’s Form 10-K mentioned above.

PART II.     OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities

As of the date of this report, Contour has not paid interest totaling $8.1 million due on its 10 3/8% senior subordinated notes (“Subordinated Notes”), resulting in an Event of Default under the indenture. The outstanding principal balance on the Subordinated Notes is $155 million. Default under the Subordinated Notes also results in a cross-default under Contour’s 14% senior secured notes (“Senior Notes”). The outstanding principal balance on the Senior Notes is $105 million.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number:	Exhibit

None

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2002
CONTOUR ENERGY CO.
By:	/S/ RICK G. LESTER
Rick G. Lester
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer)
(Principal Accounting Officer)